Form 10-Q
period 1996-03-31
AQUILA GAS PIPELINE CORP
filed 1996-05-14
CIK 911535

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q

 [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                       OR

 [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

              For the transition period from ________ to ________


                         Commission File Number 1-12426

                        AQUILA GAS PIPELINE CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         47-0731171
(State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                      Identification No.)

              100 N.E. Loop 410, Suite 1000, San Antonio, Texas
                                 78216-4754
                  (Address of principal executive offices)
                                 (Zip Code)

                               (210) 342-0685
            (Registrant's telephone number, including area code)


                                 Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



       Class                                Outstanding on May 1, 1996
       -----                                --------------------------
Common stock, $0.01 par value                     29,400,000

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                   ASSETS

                                                                                          March 31,
                                                                                             1996         December 31,
                                                                                         (Unaudited)         1995
                                                                                         -----------     -------------
CURRENT ASSETS:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . .        $   15,557      $      8,666
  Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            73,428            77,203
  Inventories and exchanges   . . . . . . . . . . . . . . . . . . . . . . . . . .             3,322             4,394
  Materials and supplies  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,821             6,147
                                                                                         ----------      ------------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .            98,128            96,410
                                                                                         ----------      ------------
PIPELINE, PROPERTY, PLANT AND EQUIPMENT, at cost:
  Natural gas pipelines   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           409,779           400,984
  Plants and processing equipment   . . . . . . . . . . . . . . . . . . . . . . .            67,051            63,933
                                                                                         ----------      ------------
                                                                                            476,830           464,917
  Less -- Accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . .           (79,974)          (74,921)
                                                                                         ----------      ------------
                                                                                            396,856           389,996
                                                                                         ----------      ------------
INTANGIBLE ASSETS, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            18,298            18,916
                                                                                         ----------      ------------
OTHER, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,233             1,316
                                                                                         ----------      ------------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  514,515      $    506,638
                                                                                         ==========      ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt  . . . . . . . . . . . . . . . . . . . . .        $   12,830      $     12,796
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            66,726            75,309
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7,275             5,750
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,815             2,754
  Income taxes payable to UtiliCorp United Inc.   . . . . . . . . . . . . . . . .             3,332               828
  Intercompany payable due to Aquila Energy Corporation   . . . . . . . . . . . .             3,354             1,557
                                                                                         ----------      ------------
  Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .            96,332            98,994
                                                                                         ----------      ------------
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           180,803           179,900
                                                                                         ----------      ------------
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            60,721            58,480
                                                                                         ----------      ------------
OTHER LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .               580               591
                                                                                         ----------      ------------
COMMITMENTS AND CONTINGENCIES (Note 3)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding              --                 --
  Common stock, $.01 par value, 50,000,000 shares authorized, 29,400,000
     shares issued and outstanding  . . . . . . . . . . . . . . . . . . . . . . .               294               294
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .            90,297            90,297
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            85,488            78,082
                                                                                         ----------      ------------
Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . .           176,079           168,673
                                                                                         ----------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . .        $  514,515      $    506,638
                                                                                         ==========      ============


See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                         Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                          1996          1995
                                                    -------------   -----------
OPERATING REVENUES  . . . . . . . . . . . . . . .   $    164,917    $   101,508
                                                    ------------    -----------

COSTS AND EXPENSES:
   Cost of sales  . . . . . . . . . . . . . . . .        130,831         78,459
   Operating  . . . . . . . . . . . . . . . . . .          5,855          5,069
   General and administrative   . . . . . . . . .          5,629          3,930
   Depreciation and amortization  . . . . . . . .          5,719          5,110
                                                    ------------    -----------
      Total costs and expenses  . . . . . . . . .        148,034         92,568
                                                    ------------    -----------
INCOME FROM OPERATIONS  . . . . . . . . . . . . .         16,883          8,940
INTEREST AND DEBT EXPENSES, net . . . . . . . . .          4,366          2,734
                                                    ------------    -----------
INCOME BEFORE INCOME TAXES  . . . . . . . . . . .         12,517          6,206
PROVISION IN LIEU OF INCOME TAX EXPENSE . . . . .          4,744          2,352
                                                    ------------    -----------
NET INCOME  . . . . . . . . . . . . . . . . . . .   $      7,773    $     3,854
                                                    ============    ===========
EARNINGS PER SHARE  . . . . . . . . . . . . . . .   $        .26    $       .13
                                                    ============    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  . . .     29,400,000     29,400,000
                                                    ============    ===========
CASH DIVIDENDS PER SHARE OF COMMON STOCK  . . . .   $      .0125    $     .0125
                                                    ============    ===========





See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                             (THOUSANDS OF DOLLARS)


                                                                                                   Three Months Ended
                                                                                                       March 31,
                                                                                               --------------------------
                                                                                                   1996          1995
                                                                                               ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      7,773   $   3,854
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . .            5,719       5,110
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,241       1,111
         Other non-cash items . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               72          90
         Changes in operating assets and liabilities, net of the effect of acquisition:
             Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,775         375
             Inventories and exchanges  . . . . . . . . . . . . . . . . . . . . . . . . . .            1,072         (35)
             Materials and supplies   . . . . . . . . . . . . . . . . . . . . . . . . . . .              326       1,329
             Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (8,583)     (5,683)
             Accrued expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,525        (535)
             Accrued interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               61      (1,695)
             Income taxes payable to UtiliCorp United Inc.  . . . . . . . . . . . . . . . .            2,504       1,242
             Intercompany payable due to Aquila Energy Corporation  . . . . . . . . . . . .            1,797         663
                                                                                                ------------   ---------
         Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . . .           18,282       5,826
                                                                                                ------------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisition, net of cash acquired   . . . . . . . . . . . . . . . . . . . . . .            --        (13,478)
   Additions to pipeline, property, plant and equipment   . . . . . . . . . . . . . . . . .          (11,950)    (14,300)
                                                                                                -----------    ---------
         Net cash used in investing activities  . . . . . . . . . . . . . . . . . . . . . .          (11,950)    (27,778)
                                                                                                -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreements, net  . . . . . . . . . . . . . . . . . . .            1,000      23,900
   Principal payments of debt   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (63)       (594)
   Dividends    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (367)       (367)
   Other        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (11)        354
                                                                                                ------------   ---------
         Net cash provided by financing activities  . . . . . . . . . . . . . . . . . . . .              559      23,293
                                                                                                ------------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . .            6,891       1,341
CASH AND CASH EQUIVALENTS, beginning of period  . . . . . . . . . . . . . . . . . . . . . .            8,666       6,631
                                                                                                ------------   ---------
CASH AND CASH EQUIVALENTS, end of period  . . . . . . . . . . . . . . . . . . . . . . . . .     $     15,557   $   7,972
                                                                                                ============   =========




See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (THOUSANDS OF DOLLARS)

1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Aquila Gas Pipeline Corporation and subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments of a normal recurring nature have been made which the Company believes are necessary for a fair presentation of the Company's financial position and results of operations for such interim periods. These interim results are not necessarily indicative of the results for a full year. Certain information and note disclosures related to the unaudited interim periods ended March 31, 1996 and 1995, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations although the Company believes the disclosures are adequate to make the interim period information presented herein not misleading. Certain reclassifications have been made to the 1995 amounts to conform to the 1996 presentation.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

    The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. No changes in accounting principles have occurred since this date.


 2. STATEMENTS OF CASH FLOWS

    Supplemental disclosure of cash flow information for the three months ended March 31, 1996 and 1995 are as follows:

                                                1996          1995
                                               --------     ---------
          Cash paid during the period
           for interest, net of amount
           capitalized . . . . . . . . . . .  $ 4,425        $ 4,354


          Cash paid during the period
           for income and franchise taxes  .  $   106        $     1



3.  COMMITMENTS AND CONTINGENCIES

    LETTERS OF CREDIT

    The Company has issued irrevocable standby letters of credit totalling $13,087 at March 31, 1996. The standby letters of credit, which generally have terms from one to three months, collateralize obligations to third parties for the purchase of gas. The standby letters of credit are issued pursuant to a line of credit maintained by the Company.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (THOUSANDS OF DOLLARS)


3.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

        LITIGATION

        In 1987, HECI Exploration, Inc. (HECI) instituted a suit in the 155th Judicial District Court, Fayette County, Texas, against the Company alleging various breaches of a take-or-pay contract and seeking approximately $3,000 in damages. The Company's motion for summary judgment was granted by the lower court. A Texas appellate court, however, has remanded the case for trial.

        In the purchase and sale agreement executed in connection with the 1987 acquisition of Clajon Gas Company by a predecessor of the Company, Clayton Williams, Jr., individually, and certain selling entities agreed to jointly and severally indemnify the purchaser from liabilities related to the conduct of the acquired business or arising out of any assigned contracts prior to the closing date of the acquisition, subject to certain limitations. Thus, certain claims and litigation, including the HECI litigation described above, involving the acquired business and contracts assigned to the Company are subject to these indemnification provisions. The indemnity provision limits Mr. Williams' personal liability to $3,000 in the aggregate.

        In August 1995, Mr. Charles Menke instituted suit against the Company in the 155th Judicial District Court, Waller County, Texas, alleging the Company has constructed and was operating a pipeline on property owned by Mr. Menke. Mr. Menke alleges the Company is a trespasser on his property and seeks unspecified damages for such trespass including punitive damages. Mr. Menke additionally seeks an injunction requiring the Company to cease operation of its pipeline and to remove such line from his property. In October 1995, the Court denied Mr. Menke's request for a temporary injunction and set this matter for trial in January 1996. By consent of all parties the January 1996 trial date was postponed and no new trial date has been set. The Company believes Mr. Menke's claims for injunctive relief are without merit, and believes it has meritorious defenses to the damage claims. The Company has filed a denial of all claims and is actively pursuing its defense of this litigation.

        TAXES

        The Internal Revenue Service (IRS) has examined and proposed adjustments to UtiliCorp United Inc.'s (UtiliCorp) consolidated Federal income tax returns for 1988 through 1991. The proposed adjustment affecting the Company is to lengthen the depreciable life of certain pipeline assets owned by the Company. At the present, no final resolution of the proposed adjustment has been reached with the IRS. The Company intends to vigorously contest the proposed adjustment and believes there is a reasonable possibility it will prevail. It is expected that additional assessments for the years 1992 through the present would be made on the same issue. Under the provisions of the tax sharing agreement with Aquila Energy Corporation (Aquila Energy) and UtiliCorp, the Company would be liable to UtiliCorp for additional taxes of approximately $4,300 for the audit period and through the present plus potential interest of approximately $150. The additional taxes would result in an adjustment to the deferred tax liability with no effect on net earnings, while any payment of interest would affect net earnings. The Company expects that the ultimate resolution of this matter will not have a material adverse effect on its financial position.

    The Company is also a party to additional claims and is involved in various other litigation and administrative proceedings arising in the normal course of business. The Company believes it is unlikely that the final outcome of any of the claims, litigation or proceedings discussed above to which the Company is a party would have a material adverse effect on the Company's financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


    The following discussion and analysis relates to the condensed consolidated financial position and results of operations of Aquila Gas Pipeline Corporation and subsidiaries (the Company) for the three months ended March 31, 1996 and 1995. Reference should be made to the Condensed Consolidated Financial Statements and the Notes thereto. In 1996, a full quarter of operations for Tristar Gas Company (Tristar) has been recorded while in 1995 Tristar operations have been included since its acquisition in January 1995.

                                                   Three Months Ended           Period 1995
                                                        March 31,             to 1996 Change
                                              ------------------------    -----------------------
                                                 1996       1995 (a)        Amount       Percent
                                              ---------    ----------     ----------    ---------
                                                    (Dollars in millions, except price data)
FINANCIAL DATA:
Natural gas revenues                          $  143.2       $  86.0       $   57.2        67 %
Natural gas liquids (NGLs) revenues               21.7          15.5            6.2        40 %
                                              --------       -------       --------
   Total operating revenues                      164.9         101.5           63.4        62 %
                                              --------       -------       --------
Cost of sales                                    130.8          78.5           52.3        67 %
                                              --------       -------       --------
   Gross margin                                   34.1          23.0           11.1        48 %

Operating expenses                                 5.8           5.1             .7        14 %
General and administrative expenses                5.6           3.9            1.7        44 %
Depreciation and amortization                      5.7           5.1             .6        12 %
Interest and debt expenses, net                    4.4           2.7            1.7        63 %
Provision in lieu of income tax expense            4.8           2.3            2.5       109 %
                                              --------       -------       --------
    Net income                                $    7.8       $   3.9       $    3.9       100 %
                                              ========       =======       ========

OPERATING DATA (MMCF/D):
Natural Gas:
   Throughput sold                                 368           360              8         2 %
   Throughput transported                          137            89             48        54 %
                                              --------       -------       - -------
     Total throughput                              505           449             56        12 %
    Marketed                                       359           371            (12)       (3)%
                                              --------       -------       --------
      Total throughput and marketed                864           820             44         5 %
                                              ========       =======       ========

OTHER DATA:
Gross NGLs production (MBbls/d)                     40            29             11        38 %
Average natural gas price ($/Mcf )            $   2.15       $  1.47       $    .68        46 %
Average NGLs price ($/gal)                    $    .31       $   .30       $    .01         3 %

___________________________

(a) In 1995, the volumes for Tristar have been included at their average daily rate since its acquisition in January 1995.

RESULTS OF OPERATIONS

    The Company's results of operations are determined by the volume of gas purchased, processed and resold in its gas gathering systems and natural gas processing plants, as well as its off-system marketing activities.
Fluctuations in the price levels of natural gas and NGLs also affect results of operations since the Company generally receives a portion of the natural gas and NGLs revenue from natural gas throughput. Most of the Company's operating costs do not vary directly with volume on existing systems; thus, increases or decreases in volumes on existing systems generally have a direct effect on net income.

    THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

    Total operating revenues increased 62% to $164.9 million in 1996 compared to $101.5 million in 1995. Natural gas revenues increased 67% to $143.2 million in 1996 compared to $86.0 million in 1995. The increase in natural gas revenues is due largely to a 46% increase in the average natural gas price to $2.15 per Mcf in 1996 from $1.47 per Mcf in 1995 and a full quarter of operations for Tristar. Partially offsetting the increase is a slight decrease in natural gas sold and marketed to 727 MMcf/d in 1996 from 731 MMcf/d in 1995. Natural gas throughput sold increased 2% to 368 MMcf/d in 1996 from 360 MMcf/d in 1995 primarily as a result of additional wells connected to the Southeast Texas Pipeline System (SETPS), the Company's principal gathering system.

    NGLs revenues increased 40% to $21.7 million in 1996 compared to $15.5 million in 1995 as the result of a 38% increase in gross NGLs production to 40,000 Bbls/d in 1996 compared to 29,000 Bbls/d in 1995 and a 3% increase in
the average NGLs price to $.31 per gallon from $.30 per gallon.   Natural gas
processed at the Exxon Company U.S.A.'s natural gas processing plant at Katy, Texas, as a result of the Company's 1995 construction of the Katy pipeline, primarily accounted for the increased NGLs production.

    Cost of sales was $130.8 million or 79% of operating revenues in 1996 compared to $78.5 million or 77% of operating revenues in 1995. Cost of sales increased as the result of an increase in average natural gas price and a full quarter of operations for Tristar.

    Gross margin (operating revenues less cost of sales, which includes only the direct cost of gas sold and does not include any related operating expenses) was $34.1 million, or 21% of operating revenues, in 1996 compared to $23.0 million, or 23% of operating revenues, in 1995. The decrease in percentage is due to a higher cost of gas supply for the pipeline systems. The gross margin increased due to an increase in average natural gas and NGLs prices of 46% and 3%, respectively, an increase in NGLs production and a full quarter of operations for Tristar. Partially offsetting these factors was the reduction in the natural gas sold and marketed noted above and reduced heating value and NGLs content in the natural gas delivered to the Company from the wellhead.

    Operating expenses increased 14% to $5.8 million in 1996 compared to $5.1 million in 1995 primarily as a result of expanded gathering systems and plant operations and a full quarter of operations for Tristar.

    General and administrative expenses increased 44% to $5.6 million in 1996 compared to $3.9 million in 1995 due to increased employee costs, incentive programs and a full quarter of operations for Tristar.

    Depreciation and amortization increased 12% to $5.7 million in 1996 compared to $5.1 million in 1995 primarily as the result of new pipeline, property, plant and equipment additions on the SETPS.

    Interest and debt expenses increased 63% to $4.4 million in 1996 compared to $2.7 million in the 1995 period primarily as a result of increased interest rates and debt balances incurred for capital expenditures and the recording of interest associated with certain agreed-upon tax issues with the Internal Revenue Service (IRS) resulting from the IRS examination of certain UtiliCorp United Inc. (UtiliCorp) Federal income tax returns.

    Provision in lieu of income tax expense increased 109% to $4.8 million in 1996 compared to $2.3 million in 1995 due to an increase in income before income taxes in 1996 compared to 1995. As a result of the agreed-upon issues with the IRS, discussed in the previous paragraph, the Company is liable to UtiliCorp for approximately $2.9 million, under the provisions of the tax sharing agreement, once the IRS assesses UtiliCorp for the agreed-upon issues. The payment of the income taxes associated with the agreed-upon issues will have no effect on net earnings, as it will be an adjustment to the deferred tax liability, upon assessment by the IRS. Also, see Note 3 to the Condensed Consolidated Financial Statements relating to other tax matters.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generates significant cash from operations and expects such cash and borrowing to be its primary source of liquidity. The Company's primary uses of cash consist of capital expenditures, acquisitions, working capital requirements, dividends and debt repayment. The Company's historical additions to pipeline, property, plant and equipment were $12.0 million and $76.2 million for the three months ended March 31, 1996 and the year ended December 31, 1995, respectively. Capital expenditures are expected to be approximately $44.0 million in 1996 excluding business acquisitions, if any.

    The Company maintains revolving credit agreements (the Revolvers) of $100.0 million with Aquila Energy Corporation (Aquila Energy) to provide funds for general corporate purposes. There was $55.0 million and $54.0 million outstanding on the Revolvers at March 31, 1996 and December 31, 1995, respectively. The total amount available to borrow on the Revolvers was $45.0 million at March 31, 1996.

    The Company also has a Loan Agreement (the Loan) with Aquila Energy for an amount of $50.0 million to provide funds for general corporate purposes. The Loan requires the Company to meet and maintain certain financial covenants as well as limits the activities of the Company in other ways. At March 31, 1996, the Company was in compliance with such covenants.

    The 8.29% Senior Notes issued by Aquila Southwest Energy Corporation (Aquila Southwest), a wholly-owned subsidiary of the Company, in 1992 require principal payments of $12.5 million annually. Such principal payments are expected to be made from cash flows from operations and borrowing. The 8.29% Senior Note purchase agreement has numerous covenants which affect the Company and Aquila Southwest. These covenants limit the ability to make dividend payments and incur debt, require maintenance of certain financial ratios and limit the activities of Aquila Southwest in other ways. Failure to maintain the required ratios may ultimately result in an acceleration of payments due. The Company was in compliance with such covenants at March 31, 1996.

    The Company believes that cash generated from operations and borrowing under the Revolvers will be adequate to fund working capital requirements, debt service payments and planned capital expenditures.

NEW ACCOUNTING STANDARD

    In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 is required to be adopted by the Company in 1996.
SFAS 123 provides for alternative methods for recording stock-based compensation and requires additional disclosure regardless of which method is utilized to record stock-based compensation. The Company has not determined the effects, if any, that SFAS 123 may have on the Company's future operations.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None. Also, see Note 3 to the Condensed Consolidated Financial Statements for a description of legal proceedings.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) List of Exhibits.

             Incorporated herein by reference to Index to Exhibit.

         (b) Reports on Form 8-K.

             The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               AQUILA GAS PIPELINE CORPORATION
                                                        (Registrant)




                                               /s/   Craig F. Strehl
                                               --------------------------------
Date:    May 10, 1996                          By:  Craig F. Strehl
                                                    President and Chief
                                                    Operating Officer




                                               /s/   Damon C. Button
                                               --------------------------------
Date:    May 10, 1996                          By:  Damon C. Button
                                                    Vice President, Treasurer
                                                    and Chief Financial Officer

                               INDEX TO EXHIBIT


         Exhibit
         Number                   Description
         ------                   -----------
         27                       Financial Data Schedule