Form 10-Q
period 1996-06-30
AQUILA GAS PIPELINE CORP
filed 1996-08-14
CIK 911535

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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


                                 Not Applicable
                                 --------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No
                                                  ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                     Outstanding on August 1, 1996
   -----                                     -----------------------------
Common stock, $.01 par value                              29,400,000

                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                       June 30,
                                                                                         1996        December 31,
                                                                                      (Unaudited)       1995
                                                                                      -----------     ---------
CURRENT ASSETS:
   Cash and cash equivalents .....................................................     $  19,189      $   8,666
   Accounts receivable ...........................................................        74,621         77,203
   Inventories and exchanges .....................................................         3,775          4,394
   Materials and supplies ........................................................         5,692          6,147
                                                                                       ---------      ---------
     Total current assets ........................................................       103,277         96,410
                                                                                       ---------      ---------

PIPELINE, PROPERTY, PLANT AND EQUIPMENT, at cost:
   Natural gas pipelines .........................................................       414,341        400,984
   Plants and processing equipment ...............................................        67,455         63,933
                                                                                       ---------      ---------
                                                                                         481,796        464,917
   Less-Accumulated depreciation .................................................       (85,039)       (74,921)
                                                                                       ---------      ---------
                                                                                         396,757        389,996
                                                                                       ---------      ---------

INTANGIBLE ASSETS, net ...........................................................        17,680         18,916
                                                                                       ---------      ---------
OTHER, net .......................................................................         1,155          1,316
                                                                                       ---------      ---------

TOTAL ASSETS .....................................................................     $ 518,869      $ 506,638
                                                                                       =========      =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt ..........................................     $  12,807      $  12,796
   Accounts payable ..............................................................        69,316         75,309
   Accrued expenses ..............................................................         8,266          5,750
   Accrued interest ..............................................................         3,592          2,754
   Income taxes payable to UtiliCorp United Inc. .................................         2,849            828
   Intercompany payable due to Aquila Energy Corporation .........................         5,192          1,557
                                                                                       ---------      ---------
    Total current liabilities ....................................................       102,022         98,994
                                                                                       ---------      ---------
LONG-TERM DEBT ...................................................................       170,163        179,900
                                                                                       ---------      ---------
DEFERRED INCOME TAXES ............................................................        62,887         58,480
                                                                                       ---------      ---------
OTHER LONG-TERM LIABILITIES ......................................................           568            591
                                                                                       ---------      ---------
COMMITMENTS AND CONTINGENCIES (Note 3)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding          --             --
   Common stock, $.01 par value, 50,000,000 shares authorized, 29,400,000
    shares issued and outstanding ................................................           294            294
   Additional paid-in capital ....................................................        90,297         90,297
   Retained earnings .............................................................        92,638         78,082
                                                                                       ---------      ---------
    Total stockholders' equity ...................................................       183,229        168,673
                                                                                       ---------      ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................................     $ 518,869      $ 506,638
                                                                                       =========      =========

     See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)



                                                   Three Months Ended               Six Months Ended
                                                         June 30,                        June 30,
                                               ---------------------------     ---------------------------
                                                   1996           1995             1996            1995
                                               -----------     -----------     -----------     -----------
OPERATING REVENUES .......................     $   167,122     $   119,387     $   332,039     $   220,895
                                               -----------     -----------     -----------     -----------

COSTS AND EXPENSES:
   Cost of sales .........................         136,126          95,615         266,957         174,074
   Operating .............................           5,629           5,495          11,484          10,564
   General and administrative ............           4,154           3,836           9,783           7,766
   Depreciation and amortization .........           5,823           5,020          11,542          10,130
                                               -----------     -----------     -----------     -----------
    Total costs and expenses .............         151,732         109,966         299,766         202,534
                                               -----------     -----------     -----------     -----------
INCOME FROM OPERATIONS ...................          15,390           9,421          32,273          18,361
INTEREST AND DEBT EXPENSES, net ..........           3,285           3,017           7,651           5,751
                                               -----------     -----------     -----------     -----------
INCOME BEFORE INCOME TAXES ...............          12,105           6,404          24,622          12,610
PROVISION IN LIEU OF INCOME TAX EXPENSE ..           4,588           2,427           9,332           4,779
                                               -----------     -----------     -----------     -----------
NET INCOME ...............................     $     7,517     $     3,977     $    15,290     $     7,831
                                               ===========     ===========     ===========     ===========

EARNINGS PER SHARE .......................     $       .26     $       .14     $       .52     $       .27
                                               ===========     ===========     ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      29,400,000      29,400,000      29,400,000      29,400,000
                                               ===========     ===========     ===========     ===========

CASH DIVIDENDS PER SHARE OF COMMON STOCK .     $     .0125     $     .0125     $      .025     $      .025
                                               ===========     ===========     ===========     ===========



  See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                             (THOUSANDS OF DOLLARS)


                                                                         Six Months Ended
                                                                              June 30,
                                                                       ----------------------
                                                                         1996          1995
                                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  income ...................................................     $ 15,290      $  7,831
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...............................       11,542        10,130
     Deferred income taxes .......................................        4,407         2,633
     Other non-cash items ........................................          150           180
     Changes in operating assets and liabilities, net of the
      effect of acquisitions:
      Accounts receivable ........................................        2,582         3,312
      Inventories and exchanges ..................................          619        (2,337)
      Materials and supplies .....................................          455         1,095
      Accounts payable ...........................................       (5,993)       (1,967)
      Accrued expenses ...........................................        2,516          (318)
      Accrued interest ...........................................          838          (397)
      Income taxes payable to UtiliCorp United Inc. ..............        2,021           272
      Intercompany payable due to Aquila Energy Corporation ......        3,635         4,353
                                                                       --------      --------
     Net cash provided by operating activities ...................       38,062        24,787
                                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisition, net of cash acquired ...................         --          (13,478)
   Additions to pipeline, property, plant and equipment .........       (17,056)      (42,076)
                                                                       --------      --------
     Net cash used in investing activities ......................       (17,056)      (55,554)
                                                                       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Repayments) borrowings under revolving credit agreements, net        (9,500)       36,900
   Principal payments of debt ...................................          (226)         (799)
   Dividends ....................................................          (734)         (735)
   Other ........................................................           (23)          368
                                                                       --------      --------

     Net cash (used in) provided by financing activities ........       (10,483)       35,734
                                                                       --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ........................       10,523         4,967
CASH AND CASH EQUIVALENTS, beginning of period ...................        8,666         6,631
                                                                       --------      --------
CASH AND CASH EQUIVALENTS, end of period .........................     $ 19,189      $ 11,598
                                                                       ========      ========




  See accompanying notes to condensed consolidated financial statements

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (THOUSANDS OF DOLLARS)


1.  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Aquila Gas Pipeline Corporation and subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments of a normal recurring nature have been made which the Company believes are necessary for a fair presentation of the Company's financial position and results of operations for such interim periods. These interim results are not necessarily indicative of the results for a full year. Certain information and note disclosures related to the unaudited interim periods ended June 30, 1996 and 1995, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations although the Company believes the disclosures are adequate to make the interim period information presented herein not misleading. Certain reclassifications have been made to the 1995 amounts to conform to the 1996 presentation.

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

2.   STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information for the six months ended June 30, 1996 and 1995 is as follows:

                                                             1996          1995
                                                             ----          ----
             Cash paid during the period
             for interest, net of amount
             capitalized                                    $7,027        $5,347

             Cash paid during the period
             for income and franchise taxes                 $3,044        $1,910

3.   COMMITMENTS AND CONTINGENCIES

    LETTERS OF CREDIT

     The Company has issued irrevocable standby letters of credit totaling $12,309 at June 30, 1996. The standby letters of credit, which generally have terms from one to three months, collateralize obligations to third parties for the purchase of gas. The line of credit, securing the letters of credit, has been amended to increase the aggregate amount to $16,000 and extend the maturity to June 30, 1997. At June 30, 1996, the borrowing base was $16,000 with no principal outstanding.

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

     TAXES

     The Internal Revenue Service (IRS) has examined and proposed adjustments to UtiliCorp United Inc.'s (UtiliCorp) consolidated Federal income tax returns for 1988 through 1991. The proposed adjustment affecting the Company is to lengthen the depreciable life of certain pipeline assets owned by the Company. At the present, no final resolution of the proposed adjustment has been reached with the IRS. The Company intends to vigorously contest the proposed adjustment and believes there is a reasonable possibility it will prevail. It is expected that additional assessments for the years 1992 through the present would be made on the same issue. Under the provisions of the tax sharing agreement with Aquila Energy Corporation (Aquila Energy) and UtiliCorp, the Company would be liable to UtiliCorp for additional taxes of approximately $4,700 for the audit period and through the present plus potential interest of approximately $483. The additional taxes would result in an adjustment to the deferred tax liability with no effect on net earnings, while any payment of interest would affect net earnings. The Company expects that the ultimate resolution of this matter will not have a material adverse effect on its financial position.

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

     The Company, in the normal course of business of its natural gas pipeline operations, purchases, processes and sells natural gas pursuant to long-term contracts. Such contracts contain terms which are customary in the industry. The Company believes that such terms are commercially reasonable and will not have a material adverse effect on the Company's financial position or results of operations.

4.   ACQUISITION

     On July 1, 1996, the Company (through AQP Holdings LP, a 98% owned subsidiary) completed the acquisition of 15% of the outstanding capital stock of Oasis Pipe Line Company (Oasis) and related transportation rights from Dow Hydrocarbons and Resources Inc. (DHRI) for a purchase price of $47,143. The acquisition of Oasis will be accounted for using the purchase method and will be reflected in the consolidated financial statements using the equity method. The transportation rights related to the 15% capital stock acquisition currently amount to approximately 120 million cubic feet per day (MMcf/d) of firm intrastate transportation from the Waha hub to the Katy hub, plus the opportunity to utilize excess capacity on an interruptible basis.

     In addition, the Company and DHRI have entered into a long-term gas supply agreement whereby the Company will supply DHRI with 100 million British thermal units per day (MMBTU/d) of gas supply in the Katy, Texas area at market rates.

          AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS:

     On July 1, 1996, Aquila Gas Pipeline Corporation (the Company), through a subsidiary, acquired 15% of the outstanding capital stock of Oasis Pipe Line Company (Oasis) and related transportation rights from Dow Hydrocarbons and Resources Inc. (DHRI). The purchase price of $47.1 million was primarily funded under the Company's existing revolving credit agreements. In addition, the Company and DHRI have entered into a long-term gas supply agreement whereby a subsidiary of the Company will supply DHRI with 100 million British thermal units per day (MMBTU/d) of gas supply in the Katy, Texas area. The Oasis pipeline system consists of an approximately 600-mile pipeline system and related mainline compression which connects the Waha hub located in the Permian Basin producing area of West Texas to the major marketing pipelines at the Katy hub near Houston, Texas. Oasis has a nominal one (1) billion cubic feet per day of throughput capacity to move gas from West Texas to the Katy hub. Oasis' pipeline is in proximity of many of the Company's existing gathering systems. The transportation rights related to the 15% capital stock acquisition currently amount to approximately 120 million cubic feet per day (MMcf/d) of firm intrastate transportation from the Waha hub to the Katy hub, plus the opportunity to utilize excess capacity on an interruptible basis.

     The following discussion and analysis relates to the condensed consolidated financial position and results of operations of the Company for the three and six months ended June 30, 1996 and 1995. Reference should be made to the Condensed Consolidated Financial Statements and the Notes thereto. In 1996, a full six months of operations for Tristar Gas Company (Tristar) has been recorded while in 1995 Tristar operations have been included since its acquisition in January 1995.

                                         Three Months Ended        Period 1995      Six Months Ended           Period 1995
                                              June 30,           to 1996 Change         June 30,              to 1996 Change
                                        -------------------     -----------------  -------------------     -------------------
                                          1996        1995       Amount   Percent    1996      1995(a)     Amount      Percent
                                        -------     -------     -------   -------  -------     -------     -------     -------
                                                                  (Dollars in millions, except price data)
FINANCIAL DATA:
Natural gas revenues ..............     $ 147.4     $ 104.4     $  43.0     41%    $ 290.6     $ 190.4     $ 100.2        53%
Natural gas liquids (NGLs) revenues        19.7        15.0         4.7     31%       41.4        30.5        10.9        36%
                                        -------     -------     -------            -------     -------     -------
   Total operating revenues .......       167.1       119.4        47.7     40%      332.0       220.9       111.1        50%
                                        -------     -------     -------            -------     -------     -------
Cost of sales .....................       136.1        95.6        40.5     42%      266.9       174.1        92.8        53%
                                        -------     -------     -------            -------     -------     -------
   Gross margin ...................        31.0        23.8         7.2     30%       65.1        46.8        18.3        39%
                                        -------     -------     -------            -------     -------     -------
Operating expenses ................         5.6         5.4          .2      4%       11.5        10.5         1.0        10%
General and administrative expenses         4.2         3.8          .4     11%        9.8         7.8         2.0        26%
Depreciation and amortization .....         5.8         5.0          .8     16%       11.5        10.1         1.4        14%
Interest and debt expenses, net ...         3.3         3.1          .2      6%        7.7         5.8         1.9        33%
Provision in lieu of income tax
  expense .........................         4.6         2.5         2.1     84%        9.3         4.8         4.5        94%
                                        -------     -------     -------            -------     -------     -------
    Net income ....................     $   7.5     $   4.0     $   3.5     88%    $  15.3     $   7.8     $   7.5        96%
                                        =======     =======     =======            =======     =======     =======
OPERATING DATA (MMcf/d):
Natural Gas:
Throughput sold ...................         382         379           3      1%        375         370           5         1%
Throughput transported ............         151         109          42     39%        145          99          46        46%
                                        -------     -------     -------            -------     -------     -------
   Total  throughput ..............         533         488          45      9%        520         469          51        11%
Marketed ..........................         366         346          20      6%        362         359           3         1%
                                        -------     -------     -------            -------     -------     -------
   Total throughput and marketed ..         899         834          65      8%        882         828          54         7%
                                        =======     =======     =======            =======     =======     =======
OTHER DATA:
Gross NGLs production (MBbls/d) ...          40          30          10     33%         40          30          10        33%
Average natural gas price ($/Mcf) .     $  2.15     $  1.56     $   .59     38%    $  2.15     $  1.51     $   .64        42%
Average NGLs price ($/gal) ........     $   .32     $   .29     $   .03     10%    $   .31     $   .30     $   .01         3%

__________________________________

(a) In 1995, the volumes for Tristar have been included at their average daily rate since its acquisition in January 1995.

RESULTS OF OPERATIONS

     The Company's results of operations are determined by the volume of gas purchased, processed and resold in its gas gathering systems and processing plants, as well as its off-system marketing activities. Fluctuations in the price levels of natural gas and NGLs also affect results of operations since the Company generally receives a portion of the natural gas and NGLs revenue from natural gas throughput. Most of the Company's operating costs do not vary directly with volume on existing systems; thus, increases or decreases in volumes on existing systems generally have a direct effect on net income.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     Total operating revenues increased 40% to $167.1 million in 1996 compared to $119.4 million in 1995. Natural gas revenues increased 41% to $147.4 million in 1996 compared to $104.4 million in 1995. The increase in natural gas revenues is due to a 38% increase in the average natural gas price to $2.15 per Mcf in 1996 from $1.56 per Mcf in 1995 and a slight increase in natural gas sold and marketed to 748 MMcf/d in 1996 from 725 MMcf/d in 1995. Natural gas throughput increased 9% to 533 MMcf/d in 1996 from 488 MMcf/d in 1995 primarily as a result of additional wells connected to the Southeast Texas Pipeline System (SETPS), the Company's principal gathering system.

     NGLs revenues increased 31% to $19.7 million in 1996 compared to $15.0 million in 1995 as the result of a 33% increase in gross NGLs production to 40,000 barrels per day (Bbls/d) in 1996 compared to 30,000 Bbls/d in 1995 and a 10% increase in the average NGLs price to $.32 per gallon from $.29 per gallon. Natural gas processed at the Exxon Company U.S.A.'s natural gas processing plant at Katy, Texas, primarily accounted for the increased NGLs production.

     Cost of sales was $136.1 million or 81% of operating revenues in 1996 compared to $95.6 million or 80% of operating revenues in 1995. Cost of sales increased as the result of an increase in average natural gas price and natural gas volume.

     Gross margin (operating revenues less cost of sales, which includes only the direct cost of gas sold and does not include any related operating expenses) was $31.0 million, or 19% of operating revenues, in 1996 compared to $23.8 million, or 20% of operating revenues, in 1995. The decrease in percentage is due to a higher cost of gas supply for the pipeline systems. The gross margin increased due to an increase in average natural gas and NGLs prices of 38% and 10%, respectively, an increase in NGLs production and an increase in the natural gas sold and marketed noted above offset, primarily, by a reduction in NGLs content in the natural gas delivered to the Company from the wellhead.

     Operating expenses increased 4% to $5.6 million in 1996 compared to $5.4 million in 1995 primarily as a result of expanded gathering systems and plant operations.

     General and administrative expenses increased 11% to $4.2 million in 1996 compared to $3.8 million in 1995 due to increased compensation costs and service agreement charges.

     Depreciation and amortization increased 16% to $5.8 million in 1996 compared to $5.0 million in 1995 primarily as the result of new pipeline, property, plant and equipment additions on the SETPS.

     Interest and debt expenses increased 6% to $3.3 million in 1996 compared to $3.1 million in the 1995 period primarily as a result of increased debt balances incurred for capital expenditures and the recording of interest associated with certain agreed-upon tax issues with the Internal Revenue Service (IRS) resulting from the IRS examination of certain UtiliCorp United, Inc. (UtiliCorp) Federal income tax returns.

     Provision in lieu of income tax expense increased 84% to $4.6 million in 1996 compared to $2.5 million in 1995 due to an increase in income before income taxes in 1996 compared to 1995. As a result of the agreed-upon issues with the IRS, discussed in the previous paragraph, the Company is liable to UtiliCorp for approximately $2.9 million, under the provisions of the tax sharing agreement, once the IRS assesses UtiliCorp for the agreed-upon issues. The payment of the income taxes associated with the agreed-upon issues will have no effect on net earnings as it will be an adjustment to the deferred tax liability, upon assessment by the IRS. Also, see Note 3 to the Condensed Consolidated Financial Statements relating to other tax matters.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     Total operating revenues increased 50% to $332.0 million in 1996 compared to $220.9 million in 1995. Natural gas revenues increased 53% to $290.6 million in 1996 compared to $190.4 million in 1995. The increase in natural gas revenues is due to a 42% increase in the average natural gas price to $2.15 per Mcf in 1996 from $1.51 per Mcf in 1995, a full six months of operations for Tristar and a slight increase in natural gas sold and marketed to 737 MMcf/d in 1996 from 729 MMcf/d in 1995. Natural gas throughput increased 11% to 520 MMcf in 1996 from 469 MMcf/d in 1995 primarily as a result of additional wells connected to the SETPS.

     NGLs revenues increased 36% to $41.4 million in 1996 compared to $30.5 million in 1995 as the result of a 33% increase in gross NGLs production to 40,000 Bbls/d in 1996 compared to 30,000 Bbls/d in 1995 and a 3% increase in the average NGLs price to $.31 per gallon from $.30 per gallon. Natural gas processed at the Exxon company U.S.A.'s gas processing plant at Katy, Texas accounted for the increased NGLs production.

     Cost of sales was $266.9 million or 80% of operating revenues in 1996 compared to $174.1 million or 79% of operating revenues in 1995. Cost of sales increased as the result of an increase in average natural gas price, a full six months of operations for Tristar and an increase in natural gas volume.

     Gross margin (operating revenues less cost of sales, which includes only the direct cost of gas sold and does not include any related operating expenses) was $65.1 million, or 20% of operating revenues, in 1996 compared to $46.8 million, or 21% of operating revenues, in 1995. The decrease in percentage is due to a higher cost of gas supply for the pipeline systems. The gross margin increased due to an increase in average natural gas and NGLs prices of 42% and 3%, respectively, an increase in NGLs production, a full six months of operations for Tristar and an increase in the natural gas sold and marketed noted above offset, primarily, by a reduction in NGLs content in the natural gas delivered to the Company from the wellhead.

     Operating expenses increased 10% to $11.5 million in 1996 compared to $10.5 million in 1995 primarily as a result of expanded gathering systems and plant operations and a full six months of operations for Tristar.

     General and administrative expenses increased 26% to $9.8 million in 1996 compared to $7.8 million in 1995 due to increased compensation costs and a full six months of operations for Tristar.

     Depreciation and amortization increased 14% to $11.5 million in 1996 compared to $10.1 million in 1995 primarily as the result of new pipeline, property, plant and equipment additions on the SETPS and a full six months of operations for Tristar.

     Interest and debt expenses increased 33% to $7.7 million in 1996 compared to $5.8 million in the 1995 period primarily as a result of increased debt balances incurred for capital expenditures and the recording of interest associated with certain agreed-upon tax issues with the IRS resulting from the IRS examination of certain UtiliCorp Federal income tax returns.

     Provision in lieu of income tax expense increased 94% to $9.3 million in 1996 compared to $4.8 million in 1995 due to an increase in income before income taxes in 1996 compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates significant cash from operations and expects such cash and borrowing to be its primary source of liquidity. The Company's primary uses of cash consist of capital expenditures, acquisitions, working capital requirements, dividends and debt repayment. The Company's historical additions to pipeline, property, plant and equipment were $17.1 million and $76.2 million for the six months ended June 30, 1996 and the year ended December 31, 1995, respectively. Capital expenditures are expected to be approximately $40 million in 1996 excluding business acquisitions.

     The Company maintains revolving credit agreements (the Revolvers) of $100.0 million with Aquila Energy Corporation (Aquila Energy) to provide funds for general corporate purposes. There was $44.5 million and $54.0 million outstanding on the Revolvers at June 30, 1996 and December 31, 1995, respectively. The total amount available to borrow on the

Revolvers was $55.5 million at June 30, 1996. As a result of the acquisition of Oasis, the Company has used most of the funds available under the Revolvers.

     The Company also has a Loan Agreement (the Loan) with Aquila Energy for an amount of $50.0 million to provide funds for general corporate purposes. The Loan requires the Company to meet and maintain certain financial covenants as well as limits the activities of the Company in other ways. At June 30, 1996, the Company was in compliance with such covenants.

     The 8.29% Senior Notes issued by Aquila Southwest Energy Corporation (Aquila Southwest), in 1992 require principal payments of $12.5 million annually. Such principal payments are expected to be made from cash flows from operations and borrowings. The 8.29% Senior Note purchase agreement has numerous covenants which affect the Company and Aquila Southwest. These covenants limit the ability to make dividend payments and incur debt, require maintenance of certain financial ratios and limit the activities of Aquila Southwest in other ways. Failure to maintain the required ratios may ultimately result in an acceleration of payments due. The Company was in compliance with such covenants at June 30, 1996.

     The Company believes that cash generated from operations and borrowings under the Revolvers will be adequate to fund working capital requirements, debt service payments and planned capital expenditures in addition to borrowings made to fund the acquisition of Oasis. Future acquisitions or large capital expenditures in excess of current plans would require additional financing that the Company expects would be available through additional debt facilities.

NEW ACCOUNTING STANDARD

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 is required to be adopted by the Company in 1996. SFAS 123 provides for alternative methods for recording stock-based compensation and requires additional disclosure regardless of which method is utilized to record stock-based compensation. The Company has determined the effect, if any, that SFAS 123 may have on the Company's future operations to be immaterial.

FORWARD-LOOKING INFORMATION

     The Company is including the following cautionary statement to make applicable and take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

     Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company:

a) The ability to increase transmission, gathering, processing, and sales volumes can be subject to the impact of price; drilling activity and success of producers; and service competition, especially due to excess pipeline availability. Existing volumes are subject to depletion without addition of future developed gas supplies. The ability to contract additional gas supplies for the existing systems also is affected by the available number of drilling locations in proximity of these existing gas systems and the related economic reserves of these drilling locations.


b) Growth strategies through acquisition, internal project development, and investments in joint ventures may face legal and regulatory delays, financing difficulties, competition from other acquirers and competitors, and other unforeseeable obstacles beyond the Company's control.

c) Future profitability will be affected by the Company's ability to compete with the services and economic contractual terms offered by other energy enterprises which may be larger, offer more services, and possess greater resources. Future profitability also will be affected by the level of prices of natural gas, natural gas liquids and competitive fuels and feedstocks.

d) Future operating results and success of business ventures may be subject to the effects of and changes in laws and regulations, political and governmental changes, inflation rates, taxes, and operating conditions. Also, future operations results are subject to unexpected items resulting from such events as, but not limited to, litigation settlements, adverse rulings or judgments, and unexpected environmental remediation.

e) The operations are subject to the risks incident to the gathering, transportation, processing and storage of natural gas and NGLs, such as explosions, product spills, leaks and fires, any of which could result in substantial losses to the Company and curtailment or suspension of operations at a Company facility.

                          PART II OTHER INFORMATION


Item 1.  Legal Proceedings.

     None. Also, see Note 3 to the Condensed Consolidated Financial Statements for a description of legal proceedings.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     The Company held its annual meeting of stockholders on May 14, 1996.
     The following items were voted upon. Charles K. Dempster and Craig F. Strehl were elected by the stockholders to hold the office of Directors of the Company for the term of three (3) years. Continuing directors are Harvey J. Padewar, Gary L. Downey, Robert L. Howell and Jon L. Mosle Jr. The vote for Mr. Dempster was 27,579,523 for, none against, 55,372 withheld, no abstentions and no broker non-votes. The vote for Mr. Strehl was 27,579,523 for, none against, 55,372 withheld, no abstentions and no broker non-votes.

     Stockholders also approved the Aquila Gas Pipeline Corporation 1996 Non-Employee Director Stock Plan (the Plan). The vote for the approval of the Plan was 27,518,441 for 111,754 against, none withheld, 4,700 abstentions and no broker non-votes.


Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  List of Exhibits.

         Incorporated herein by reference to Index to Exhibit.

    (b)  Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AQUILA GAS PIPELINE CORPORATION
                                  (Registrant)



                                  /s/ CRAIG F. STREHL
                                  ------------------------------------
Date:    August 9, 1996           By: Craig F. Strehl
                                      President and Chief
                                      Operating Officer


                                  /s/ DAMON C. BUTTON
                                  ------------------------------------
Date:    August 9, 1996           By: Damon C. Button
                                      Vice President, Treasurer
                                      and Chief Financial Officer

                                INDEX TO EXHIBIT

                                                                                          Sequentially
Exhibit                                                                                   Number
Number          Description                                                               Page
- -----           ----------
10.1            Acquisition Agreement for Oasis Pipe Line Company dated June 6, 1996 between Dow Hydrocarbons and Resources Inc. and AQP Holdings LP

                Management Contracts and Compensatory Plans or Arrangements:

10.2            Aquila Gas Pipeline Corporation 1996 Non-Employee Director Stock Plan


27              Financial Data Schedule
