Form 10-Q
period 1996-09-30
AQUILA GAS PIPELINE CORP
filed 1996-11-14
CIK 911535

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

 [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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
      (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization                  Identification No.)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding on November 1, 1996
           -----                              -------------------------------
Common stock, $.01 par value                             29,400,000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                           September 30,        December 31,
                                                                                1996                1995
                                                                          --------------       -------------
                                                                            (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ...........................................      $ 28,457             $  8,666
  Accounts receivable .................................................        81,543               77,203
  Inventories and exchanges ...........................................         4,245                4,394
  Materials and supplies ..............................................         5,328                6,147
                                                                             --------             --------
     Total current assets .............................................       119,573               96,410
                                                                             --------             --------

INVESTMENT IN AFFILIATE ...............................................        39,240                   --
                                                                             --------             --------

PIPELINE, PROPERTY, PLANT AND EQUIPMENT, at cost:
    Natural gas pipelines .............................................       419,464              400,984
    Plants and processing equipment ...................................        67,746               63,933
                                                                             --------             --------
                                                                              487,210              464,917
    Less - Accumulated depreciation ...................................       (90,294)             (74,921)
                                                                             --------             --------
                                                                              396,916              389,996
                                                                             --------             --------
INTANGIBLE ASSETS, net ................................................        25,467               18,916
                                                                             --------             --------
OTHER, net ............................................................         1,177                1,316
                                                                             --------             --------

TOTAL ASSETS ..........................................................      $582,373             $506,638
                                                                             ========             ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt ..............................      $ 12,802             $ 12,796
    Accounts payable ..................................................        80,154               75,309
    Accrued expenses ..................................................        10,067                5,750
    Accrued interest ..................................................         3,097                2,754
    Income taxes payable to UtiliCorp United Inc. .....................         2,408                  828
    Intercompany payable due to Aquila Energy Corporation .............         7,232                1,557
                                                                             --------             --------
        Total current liabilities .....................................       115,760               98,994
                                                                             --------             --------
LONG-TERM DEBT ........................................................       209,578              179,900
                                                                             --------             --------
DEFERRED INCOME TAXES .................................................        66,072               58,480
                                                                             --------             --------
OTHER LONG-TERM LIABILITIES ...........................................           557                  591
                                                                             --------             --------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized, none
       outstanding ....................................................            --                   --
    Common stock, $.01 par value, 50,000,000 shares authorized,
       29,400,000 shares issued and outstanding .......................           294                  294
    Additional paid-in capital ........................................        90,297               90,297
    Retained earnings .................................................        99,815               78,082
                                                                             --------             --------
        Total stockholders' equity ....................................       190,406              168,673
                                                                             --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................      $582,373             $506,638
                                                                             ========             ========

See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                            Three Months Ended                 Nine Months Ended
                                                               September 30,                     September 30,
                                                       -----------------------------    ----------------------------
                                                          1996              1995            1996            1995
                                                       -----------      ------------    ------------    ------------
OPERATING REVENUES . . . . . . . . . . . . . . . . .   $   202,548      $    119,435    $    534,587    $    340,330
                                                       -----------      ------------    ------------    ------------

COSTS AND EXPENSES:
  Cost of sales  . . . . . . . . . . . . . . . . . .       170,663            95,322         437,620         269,396
  Operating  . . . . . . . . . . . . . . . . . . . .         5,932             5,297          17,416          15,808
  General and administrative . . . . . . . . . . . .         4,106             3,918          13,889          11,684
  Depreciation and amortization  . . . . . . . . . .         5,990             5,342          17,532          15,472
                                                       -----------      ------------    ------------    ------------
        Total costs and expenses . . . . . . . . . .       186,691           109,879         486,457         312,360
                                                       -----------      ------------    ------------    ------------

INCOME FROM OPERATIONS . . . . . . . . . . . . . . .        15,857             9,556          48,130          27,970

INTEREST AND DEBT EXPENSES, net  . . . . . . . . . .         3,636             2,791          11,287           8,595

EQUITY IN NET LOSS OF AFFILIATE  . . . . . . . . . .            35               --               35             --
                                                       -----------      ------------    ------------    ------------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . .        12,186             6,765          36,808          19,375

PROVISION IN LIEU OF INCOME TAX INTEREST . . . . . .         4,642             2,494          13,974           7,273
                                                       -----------      ------------    ------------    ------------

NET INCOME . . . . . . . . . . . . . . . . . . . . .   $     7,544      $      4,271    $     22,834    $     12,102
                                                       ===========       ===========     ===========     ===========

EARNINGS PER SHARE . . . . . . . . . . . . . . . . .   $       .26      $        .15    $        .78    $        .41
                                                       ===========       ===========     ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . . . .    29,400,000        29,400,000      29,400,000      29,400,000
                                                       ===========       ===========     ===========     ===========

CASH DIVIDENDS PER SHARE OF COMMON STOCK . . . . . .   $     .0125       $     .0125     $     .0375     $     .0375
                                                       ===========       ===========     ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                             (THOUSANDS OF DOLLARS)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                          ---------------------------
                                                                                            1996              1995
                                                                                          ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.........................................................................     $  22,834         $  12,102
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization....................................................        17,532            15,472
    Deferred income taxes............................................................         7,592             3,843
    Dividend from affiliate..........................................................           300              --
    Equity in net loss of affiliate..................................................            35              --
    Other non-cash items.............................................................           206               266
    Changes in operating assets and liabilities, net of the effect of acquisitions:
      Accounts receivable............................................................        (4,340)           (6,558)
      Inventories and exchanges......................................................           598              (519)
      Materials and supplies.........................................................           819             1,145
      Accounts payable...............................................................         4,645            (5,527)
      Accrued expenses...............................................................         4,317               772
      Accrued interest...............................................................           343            (2,470)
      Income taxes payable to UtiliCorp United Inc. .................................         1,580               650
      Intercompany payable due to Aquila Energy Corporation..........................         5,675             6,473
                                                                                          ---------         ---------
          Net cash provided by operating activities..................................        62,136            25,649
                                                                                          ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions, net of cash acquired......................................       (48,329)          (16,278)
    Additions to pipeline, property, plant and equipment.............................       (22,465)          (57,823)
                                                                                          ---------         ---------
          Net cash used in investing activities......................................       (70,794)          (74,101)
                                                                                          ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving credit agreements, net................................        42,443            12,400
    Borrowings under loan agreements.................................................          --              50,000
    Principal payments of debt.......................................................       (12,759)          (13,287)
    Dividends........................................................................        (1,101)           (1,102)
    Other............................................................................          (134)              283
                                                                                          ---------         ---------
          Net cash provided by financing activities..................................        28,449            48,294
                                                                                          ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................        19,791              (158)

CASH AND CASH EQUIVALENTS, beginning of period.......................................         8,666             6,631
                                                                                          ---------         ---------
CASH AND CASH EQUIVALENTS, end of period.............................................     $  28,457         $   6,473
                                                                                          =========         =========

See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (THOUSANDS OF DOLLARS)


1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Aquila Gas Pipeline Corporation and subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments of a normal recurring nature have been made which the Company believes are necessary for a fair presentation of the Company's financial position and results of operations for such interim periods. These interim results are not necessarily indicative of the results for a full year. Certain information and note disclosures related to the unaudited interim periods ended September 30, 1996 and 1995, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations although the Company believes the disclosures are adequate to make the interim period information presented herein not misleading. Certain reclassifications have been made to the 1995 amounts to conform to the 1996 presentation.

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

2.  STATEMENTS OF CASH FLOWS

    Supplemental disclosure of cash flow information for the nine months ended September 30, 1996 and 1995 is as follows:

                                                       1996            1995
                                                     --------         -------
       Cash paid during the period
       for interest, net of amount
       capitalized                                   $ 11,319         $ 10,257

       Cash paid during the period
       for income and franchise taxes                $  4,987         $  2,826


3.   COMMITMENTS AND CONTINGENCIES

  Letters of Credit

     The Company has issued irrevocable standby letters of credit totaling $17,170 at September 30, 1996. The standby letters of credit, which generally have terms from one to three months, collateralize obligations to third parties for the purchase of gas. The standby letters of credit are issued pursuant to a line of credit maintained by the Company.

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

                  In August 1995, Mr. Charles Menke instituted suit against the Company in the 155th Judicial District Court, Waller County, Texas, alleging the Company has constructed and was operating a pipeline on property owned by Mr. Menke. Mr. Menke alleges the Company is a trespasser on his property and seeks unspecified damages for such trespass including punitive damages. Mr. Menke additionally seeks an injunction requiring the Company to cease operation of its pipeline and to remove such pipeline from his property. In October 1995, the Court denied Mr. Menke's request for a temporary injunction and set this matter for trial in January 1996. By consent of all parties the January 1996 trial date was postponed and no new trial date has been set. The Company believes Mr. Menke's claims for injunctive relief are without merit, and believes it has meritorious defenses to the damage claims. The Company has filed a denial of all claims and is actively pursuing its defense of this litigation.

          Taxes

                  The Internal Revenue Service (IRS) has examined and proposed adjustments to UtiliCorp United Inc.'s (UtiliCorp) consolidated Federal income tax returns for 1988 through 1991. The proposed adjustment affecting the Company is to lengthen the depreciable life of certain pipeline assets owned by the Company. At the present, no final resolution of the proposed adjustment has been reached with the IRS. The Company intends to vigorously contest the proposed adjustment and believes there is a reasonable possibility it will prevail. It is expected that additional assessments for the years 1992 through the present would be made on the same issue. Under the provisions of the tax sharing agreement with Aquila Energy Corporation (Aquila Energy) and UtiliCorp, the Company would be liable to UtiliCorp for additional taxes of approximately $5,100 for the audit period and through the present plus potential interest of approximately $813. The additional taxes would result in an adjustment to the deferred tax liability with no effect on net earnings, while any payment of interest would affect net earnings. The Company expects that the ultimate resolution of this matter will not have a material adverse effect on its financial position.

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

4.  ACQUISITIONS

   On July 1, 1996 and November 1, 1996, the Company (through AQP Holdings L.P., a 98% owned subsidiary) completed the acquisition of 15% and 25%, respectively, of the outstanding capital stock of Oasis Pipe Line Company (Oasis) and related transportation rights from Dow Hydrocarbons and Resources Inc. (DHRI) for a purchase price of $47,143 and $84,000, respectively (in each case subject to certain adjustments). The transportation rights related to the 15% and 25% capital stock acquisitions of Oasis currently amount to approximately 120 and 200 million cubic feet per day (MMcf/d), respectively, of firm intrastate transportation between the Waha, Texas hub and the Katy, Texas hub, plus the opportunity to utilize excess capacity on an interruptible basis. Both acquisitions will be accounted for using the purchase method and will be reflected in the consolidated financial statements using the equity method of accounting.

   In connection with the November 1, 1996 acquisition of 25% of the capital stock of Oasis, AQP Holdings L.P. entered into certain option arrangements with El Paso Natural Gas Company and a subsidiary of Tenneco Energy (Tenneco). The option arrangements provide that, under certain circumstances, AQP Holdings L.P. may be required to sell to a wholly-owned subsidiary of Tenneco one-fifth of the Oasis capital stock acquired by AQP Holdings L.P. on November 1, 1996 (or 5% of all Oasis capital stock), including one-fifth of the related transportation rights. If the option is exercised, the closing of the sale to the subsidiary of Tenneco will be on April 1, 1997. The purchase price would be approximately $16,800, subject to certain adjustments.

   In addition, on July 1, 1996 the Company and DHRI have entered into a long-term gas supply agreement whereby a subsidiary of the Company will supply DHRI with a 100 MMcf/d of gas in the Katy, Texas area at market rates.

5.  DEBT

   Revolving Credit Agreements

   Subsequent to September 30, 1996, the Company amended its revolving credit facilities with Aquila Energy to increase the available borrowings to $165,000 from $100,000 and amended the maturity dates to mature in the fourth quarter of 1998.

   On July 1, 1996, the Company (through AQP Holdings L.P.) entered into a $3,000 revolving note agreement with Aquila Energy. The note bears interest at a bank prime rate (8.25% at September 30, 1996) and matures in December 1999.

   Line Of Credit

   The Company amended its line of credit, which secures standby letters of credit (see Note 3), to increase the availability to $18,000. The line of credit matures June 30, 1997. At September 30, 1996, the borrowing base was $18,000 with no principal outstanding.

6.  BENEFIT PLANS

   In 1996, the stockholders approved the 1996 Non-Employee Director Stock Plan (Stock Plan). The Stock Plan authorizes the issuance of a maximum of 100,000 shares of the Company's common stock based on the fair market value of the Company's common stock on the date of issuance. Each non-employee director is to receive common stock of the Company equal to $2 on a quarterly basis for services performed in the preceding quarter.

              AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS:

   On July 1, 1996 and November 1, 1996, the Company (through AQP Holdings L.P., a 98% owned subsidiary) completed the acquisition of 15% and 25%, respectively, of the outstanding capital stock of Oasis Pipe Line Company (Oasis) and related transportation rights from Dow Hydrocarbons and Resources Inc. (DHRI) for a purchase price of $47.1 and $84.0, respectively (hereinafter referred to as the "Oasis Acquisition). Also, see Note 4 to Condensed Consolidated Financial Statements. The acquired transportation rights are utilized by the Company (through AQP Holdings L.P.) to conduct additional natural gas marketing activities not otherwise available to the Company (hereinafter referred to as "Oasis Marketing"). The Company primarily funded the Oasis Acquisition utilizing its existing revolving credit agreements, as amended.

   The Oasis pipeline system consists of an approximately 600-mile pipeline system and related mainline compression which connects the Waha, Texas hub located in the Permian Basin producing area of West Texas to major marketing pipelines at the Katy, Texas hub near Houston, Texas. Oasis has a nominal one
(1) billion cubic feet per day of throughput capacity to move gas between West Texas and the Katy, Texas hub. Oasis' pipeline is in proximity to many of the Company's existing gathering systems.

    The following discussion and analysis relates to the condensed consolidated financial position and results of operations of the Company for the three and nine months ended September 30, 1996 and 1995. Reference should be made to the Condensed Consolidated Financial Statements and the Notes thereto.

                                      Three Months Ended          Period 1995         Nine Months Ended           Period 1995
                                         September 30,           to 1996 Change         September 30,            to 1996 Change
                                      -------------------      -------------------   -------------------      ------------------
                                       1996(a)       1995       Amount    Percent       1996(a)   1995         Amount    Percent
                                      ---------  --------      --------   --------   ----------- -------      ---------  -------
                                                               (Dollars in millions, except price data)
FINANCIAL DATA:
Natural gas revenues                   $ 177.8   $ 101.6        $  76.2     75 %      $ 468.4    $ 292.0      $ 176.4       60%
Natural gas liquids (NGLs) revenues       24.8      17.8            7.0     39 %         66.2       48.3         17.9       37%
                                       -------   -------        -------               -------    -------      -------
   Total operating revenues              202.6     119.4           83.2     70 %        534.6      340.3        194.3       57%
                                       -------   -------        -------               -------    -------      -------
Cost of sales                            170.7      95.3           75.4     79 %        437.6      269.4        168.2       62%
                                       -------   -------        -------               -------    -------      -------
   Gross margin                           31.9      24.1            7.8     32 %         97.0       70.9         26.1       37%
                                       -------   -------        -------               -------    -------      -------
Operating expenses                         5.9       5.3             .6     11 %         17.4       15.8          1.6       10%
General and administrative expenses        4.1       3.9             .2      5 %         13.9       11.7          2.2       19%
Depreciation and amortization              6.0       5.4             .6     11 %         17.5       15.5          2.0       13%
Interest and debt expenses, net            3.6       2.8             .8     29 %         11.3        8.6          2.7       31%
Provision in lieu of income tax
  expense                                  4.8       2.4            2.4    100 %         14.1        7.2          6.9       96%
                                       -------   -------        -------               -------    -------      -------
    Net income                         $   7.5   $   4.3        $   3.2     74 %      $  22.8    $  12.1      $  10.7       88 %
                                       =======   =======        =======               =======    =======      =======
OPERATING DATA:
Natural gas (MMcf/d):
    Throughput sold                        327       393            (66)   (17)%          359        374          (15)      (4)%
    Throughput transported                 138       128             10      8 %          141        105           36       34 %
                                       -------   -------        -------               -------    -------      -------
     Total throughput                      465       521            (56)   (11)%          500        479           21        4 %
                                       -------   -------        -------               -------    -------      -------
    Marketed excluding Oasis               391       367             24      7 %          372        316           56       18 %
    Marketed-Oasis                         176        --            176    100 %           59         --           59      100 %
                                       -------   -------        -------               -------    -------      -------
      Total marketed                       567       367            200     54 %          431        316          115       36 %
                                       -------   -------        -------               -------    -------      -------
      Total throughput and
        marketed                         1,032       888            144     16 %          931        795          136       17 %
                                       =======   =======        =======               =======    =======      =======
   Gross NGLs production (MBbls/d)          42        35              7     20 %           41         31           10       32 %
   Average natural gas price ($/Mcf)   $  2.17   $  1.45        $   .72     50 %      $  2.16    $  1.49      $   .67       45 %
   Average NGLs price ($/gallon)       $   .35   $   .26        $   .09     35 %      $   .33    $   .28      $   .05       18 %

-------------------------

(a) The amounts for Oasis Marketing have been included since July 1, 1996. These per day volumes are being averaged over the respective time period. Volumes included are only those volumes marketed by the Company.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

   Total operating revenues increased 70% to $202.6 million in 1996 compared to $119.4 million in 1995. Natural gas revenues increased 75% to $177.8 million in 1996 compared to $101.6 million in 1995 partially as the result of the activity related to the Oasis Marketing which contributed natural gas revenues of $36.3 million with associated marketed natural gas volumes of 176 MMcf/d. Excluding Oasis Marketing activity, natural gas revenues increased 39% to $141.5 million due to a 48% increase in the average natural gas price to $2.15 per Mcf in 1996 from $1.45 per Mcf in 1995 partially offset by a decrease in natural gas sold and marketed to 718 MMcf/d in 1996 from 760 MMcf/d in 1995. Natural gas throughput decreased 11% to 465 MMcf/d in 1996 from 521 MMcf/d in 1995 due to a reduction in well connect activity and normal production declines on the Southeast Texas Pipeline System (SETPS), the Company's principal gathering system.

   NGLs revenues increased 39% to $24.8 million in 1996 compared to $17.8 million in 1995 as the result of a 20% increase in gross NGLs production to 42,000 barrels per day (Bbls/d) in 1996 compared to 35,000 Bbls/d in 1995 and a 35% increase in the average NGLs price to $.35 per gallon from $.26 per gallon. Natural gas processed at the Exxon Company U.S.A.'s natural gas processing plant at Katy, Texas, primarily accounted for the increased NGLs production.

   Cost of sales was $170.7 million, or 84% of operating revenues, in 1996 compared to $95.3 million, or 80% of operating revenues, in 1995. The increase in the cost of sales is due partially to the Oasis Marketing activity which contributed $34.7 million. Excluding Oasis Marketing activity, cost of sales increased as the result of an increase in the average natural gas price offset by a decrease in the volume of natural gas sold and marketed.

   Gross margin (operating revenues less cost of sales, which includes only the direct cost of gas sold and does not include any related operating expenses) was $31.9 million, or 16% of operating revenues, in 1996 compared to $24.1 million, or 20% of operating revenues, in 1995. The decrease in percentage is primarily due to a higher cost of gas supply for the pipeline systems. The increase in the gross margin is due partially to the Oasis Marketing activity which contributed gross margin of $1.6 million. Excluding Oasis Marketing activity, the gross margin increased 26% due primarily to an increase in average natural gas and NGLs prices of 48% and 35%, respectively, an increase in NGLs production offset by a decrease in the natural gas sold and marketed previously noted.

   Operating expenses increased 11% to $5.9 million in 1996 compared to $5.3 million in 1995 primarily as a result of expanded gathering systems and plant operations as well as an increase in compressor maintenance and rentals.

   General and administrative expenses increased 5% to $4.1 million in 1996 compared to $3.9 million in 1995 due primarily to increased compensation costs.

   Depreciation and amortization increased 11% to $6.0 million in 1996 compared to $5.4 million in 1995 primarily as the result of fixed asset additions on the SETPS and the amortization of the purchase price allocated to the transportation rights related to Oasis.

   Interest and debt expenses increased 29% to $3.6 million in 1996 compared to $2.8 million in the 1995 period primarily as a result of increased debt balances incurred for capital expenditures, the 15% Oasis Acquisition and the recording of interest associated with certain agreed-upon tax issues with the Internal Revenue Service (IRS) resulting from the IRS examination of certain UtiliCorp United, Inc. (UtiliCorp) Federal income tax returns.

   Provision in lieu of income tax expense increased 100% to $4.8 million in 1996 compared to $2.4 million in 1995 due to an increase in income before income taxes in 1996 compared to 1995. As a result of the agreed-upon issues with the IRS, discussed in the previous paragraph, the Company is liable to UtiliCorp for approximately $2.9 million, under the provisions of the tax sharing agreement, once the IRS assesses UtiliCorp for the agreed-upon issues. The payment of the income taxes associated with the agreed-upon issues will have no effect on net earnings as it will be an adjustment to the deferred tax liability. Also, see Note 3 to the Condensed Consolidated Financial Statements relating to other tax matters.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

   Total operating revenues increased 57% to $534.6 million in 1996 compared to $340.3 million in 1995. Natural gas revenues increased 60% to $468.4 million in 1996 compared to $292.0 million in 1995 due partially to the Oasis Marketing activity, which has been included since July 1, 1996, which contributed natural gas revenues of $36.3 million with associated marketed natural gas volumes of 59 MMcf/d. Excluding Oasis Marketing activity, natural gas revenues increased 48% to $432.1 million due to a 44% increase in the average natural gas price to $2.15 per Mcf in 1996 from $1.49 per Mcf in 1995 and an increase in natural gas sold and marketed to 731 MMcf/d in 1996 from 690 MMcf/d in 1995.

   NGLs revenues increased 37% to $66.2 million in 1996 compared to $48.3 million in 1995 as the result of a 32% increase in gross NGLs production to 41,000 Bbls/d in 1996 compared to 31,000 Bbls/d in 1995 and an 18% increase in the average NGLs price to $.33 per gallon from $.28 per gallon. Natural gas processed at the Exxon Company U.S.A.'s natural gas processing plant at Katy, Texas, primarily accounted for the increased NGLs production.

   Cost of sales was $437.6 million, or 82% of operating revenues, in 1996 compared to $269.4 million, or 79% of operating revenues, in 1995. The increase in the cost of sales is due partially to the Oasis Marketing activity which contributed $34.7 million. Excluding Oasis Marketing related activity, cost of sales increased as the result of an increase in the average natural gas price and an increase in natural gas sold and marketed.

   Gross margin (operating revenues less cost of sales, which includes only the direct cost of gas sold and does not include any related operating expenses) was $97.0 million, or 18% of operating revenues, in 1996 compared to $70.9 million, or 21% of operating revenues, in 1995. The decrease in percentage is primarily due to a higher cost of gas supply for the pipeline systems. The increase in the gross margin is due partially to the Oasis Marketing activity which contributed gross margin of $1.6 million. Excluding Oasis Marketing activity, the gross margin increased 35% due to an increase in average natural gas and NGLs prices of 44% and 18%, respectively, an increase in NGLs production and an increase in the natural gas sold and marketed noted above offset by a reduction in the NGLs content in the natural gas delivered to the Company from the wellhead.

   Operating expenses increased 10% to $17.4 million in 1996 compared to $15.8 million in 1995 primarily as a result of expanded gathering systems and plant operations.

   General and administrative expenses increased 19% to $13.9 million in 1996 compared to $11.7 million in 1995 due to increased compensation costs.

   Depreciation and amortization increased 13% to $17.5 million in 1996 compared to $15.5 million in 1995 primarily as the result of fixed asset additions on the SETPS.

   Interest and debt expenses increased 31% to $11.3 million in 1996 compared to $8.6 million in the 1995 period primarily as a result of increased debt balances incurred for capital expenditures, the 15% Oasis Acquisition and the recording of interest associated with certain agreed-upon tax issues with the IRS resulting from the IRS examination of certain UtiliCorp Federal income tax returns.

   Provision in lieu of income tax expense increased 96% to $14.1 million in 1996 compared to $7.2 million in 1995 due to an increase in income before income taxes in 1996 compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES

   The Company believes it generates significant cash from operations and expects such cash and borrowings to be its primary source of liquidity. The Company's primary uses of cash are capital expenditures, acquisitions, working capital requirements, dividends and debt repayment. The Company's historical additions to pipeline, property, plant and equipment were $22.5 million and $76.2 million for the nine months ended September 30, 1996 and the year ended December 31, 1995, respectively. Capital expenditures are expected to be approximately $30 million in 1996, excluding business acquisitions. In July 1996 and November 1996, the Company completed the 15% and 25%, respectively, Oasis Acquisitions for a cash purchase price of $47.1 million and $84.0 million, respectively.

   The Company maintains revolving credit agreements (the Revolvers) of $100.0 million with Aquila Energy to provide funds for general corporate purposes. There was $95.5 million and $54.0 million outstanding on the Revolvers at September 30, 1996 and December 31, 1995, respectively. The total amount available to borrow on the Revolvers was $4.5 million at September 30, 1996. Subsequent to September 30, 1996, the Company amended the Revolvers to increase the available borrowings to $165.0 million and amended the maturity dates to extend the expiration dates to the fourth quarter of 1998. The Revolvers, as amended, were utilized to fund the Oasis Acquisition.

   The Company also has a Loan Agreement (the Loan) with Aquila Energy for an amount of $50.0 million to provide funds for general corporate purposes. The Loan matures in June 2005. The Loan requires the Company to meet and maintain certain financial covenants as well as limits the activities of the Company in other ways. At September 30, 1996, the Company was in compliance with such covenants.

   The 8.29% Senior Notes issued by Aquila Southwest Energy Corporation (Aquila Southwest) require annual principal payments of $12.5 million annually beginning in 1992. Such principal payments are expected to be made from cash flows from operations and borrowings. The 8.29% Senior Note purchase agreement has numerous covenants which affect the Company and Aquila Southwest. These covenants limit the ability to make dividend payments and incur debt, require maintenance of certain financial ratios and limit the activities of Aquila Southwest in other ways. Failure to maintain the required ratios may ultimately result in an acceleration of payments due. The Company was in compliance with such covenants at September 30, 1996.

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

   None.

Item 5.  Other Information.

   None.

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   List of Exhibits.

         Incorporated herein by reference to Index to Exhibits.

   (b)   Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

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




                                       AQUILA GAS PIPELINE
                                       CORPORATION
                                       (Registrant)




                                        /s/   Craig F. Strehl
                                        -------------------------
     Date:   November 14, 1996          By:   Craig F. Strehl
                                              President and Chief
                                              Operating Officer



                                        /s/   Damon C. Button
                                        -----------------------
     Date:   November 14, 1996          By:   Damon C. Button
                                              Vice President, Treasurer
                                              and Chief Financial Officer

                               INDEX TO EXHIBITS



                                                                        Sequentially
   Exhibit                                                                 Number
   Numbered                   Description                                   Page
   --------                   ------------                              -------------
   10.1               Acquisition Agreement for Oasis Pipe Line
                      Company dated August 28, 1996 between
                      Dow Hydrocarbons and Resources Inc. and AQP
                      Holdings L.P.

   10.2               Note Agreement dated July 1, 1996
                      between Aquila Energy Corporation
                      and AQP Holdings L.P.

   27                 Financial Data Schedule