Form 10-K405
period 1996-12-31
AQUILA GAS PIPELINE CORP
filed 1997-03-21
CIK 911535

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                                   (Mark One)

[X]    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                 For the fiscal year ended December 31, 1996 or

  [ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

            For the transition period  from _________  to  _________

                         Commission file number 1-12426

                        AQUILA GAS PIPELINE CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                   47-0731171
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

            100 N.E. Loop 410
               Suite 1000
           San Antonio, Texas                              78216-4754
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code (210) 342-0685

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
          Title of each class                          on which registered
          -------------------                          -------------------

 Common Stock, par value $.01 per share              New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

      The aggregate market value of the voting stock held by nonaffiliates of the registrant is $73,075,317 based on the March 3, 1997 New York Stock Exchange closing price of $13 5/8.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

              Class                                Outstanding on March 3, 1997
              -----                                ----------------------------

 Common Stock, par value $.01 per share                      29,400,000

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement, to be filed with the Commission within 120 days of December 31, 1996, for its Annual Meeting of Stockholders to be held on May 15, 1997, are incorporated by reference in Part III of this Annual Report.

                        AQUILA GAS PIPELINE CORPORATION

                        1996 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


                          Description                                                                        Page
                          -----------                                                                        ----
   PART I

        Item  1.          Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1
                             General Development of Business  . . . . . . . . . . . . . . . . . . . . .         1
                             Narrative Description of Business  . . . . . . . . . . . . . . . . . . . .         3
                             Gathering and Processing . . . . . . . . . . . . . . . . . . . . . . . . .         3
                             Sales and Marketing  . . . . . . . . . . . . . . . . . . . . . . . . . . .         4
                             Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6
                             Governmental Regulation  . . . . . . . . . . . . . . . . . . . . . . . . .         6
                             Environmental  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7
                             Insurance and Operational Risks  . . . . . . . . . . . . . . . . . . . . .         7
                             Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7

        Item  2.          Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8
        Item  3.          Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9
        Item  4.          Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . .        10


   PART II

        Item  5.          Market for Registrant's Common Equity and Related
                             Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . .        11
        Item  6.          Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . .        12
        Item  7.          Management's Discussion and Analysis of Financial Condition
                             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .        13
        Item  8.          Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . .        17
        Item  9.          Changes in and Disagreements With Accountants on
                             Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . .        17


   PART III

        Item  10.         Directors and Executive Officers of the Registrant  . . . . . . . . . . . . .        18
        Item  11.         Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . .        19
        Item  12.         Security Ownership of Certain Beneficial
                             Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . . . .        19
        Item  13.         Certain Relationships and Related Transactions  . . . . . . . . . . . . . . .        19


   PART IV

        Item  14.         Exhibits, Financial Statement Schedules,
                             and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .        20

                                     PART I



ITEM 1.  BUSINESS

    Aquila Gas Pipeline Corporation (the Company) is engaged in the business of purchasing, gathering, processing, transporting and marketing natural gas and natural gas liquids (NGLs). The Company, through its direct and indirect subsidiaries, owns and/or operates an interest in thirteen natural gas gathering systems and four natural gas processing plants in Texas and Oklahoma. In addition, the Company currently owns a 40% interest in Oasis Pipe Line Company (Oasis) which owns an intrastate pipeline system that connects the Waha, Texas hub to major marketing pipelines at the Katy, Texas hub. The Company provides essential services to natural gas producers by connecting producers' wells to the Company's gathering systems, compressing and treating the natural gas, gathering the natural gas for delivery to its processing plants, processing the gas to remove NGLs and providing access for the natural gas and NGLs to various markets. The Company ranks as one of the leading independent producers of NGLs in the United States. In addition, the Company purchases, markets and arranges for delivery of natural gas outside of its pipeline systems.

    Substantially all of the Company's revenues are attributable to sales of natural gas and NGLs. These sales occur on the Company's facilities as well as on third party gathering and transport lines (off-system). The Company performs three functions that add value to the natural gas stream received at the wellhead and enable the Company to realize a profit upon such sales.
First, the Company provides gathering, compression and treatment services prior to delivery of the natural gas to processing facilities or transport pipelines. Second, the Company processes natural gas at its processing facilities, thereby separating the stream into NGLs and residue gas which can generally be sold separately for a greater combined price than the price of natural gas from the wellhead. Third, the Company purchases natural gas from producers in the field and other gas marketing companies and sells natural gas and NGLs to large volume customers, of which off-system sales represents 52% of the Company's operating revenues in 1996. The Company also transports third party natural gas for a fee, which presently represents less than 1% of operating revenues.

    The Company's principal assets are located in major gas producing areas in southeast Texas and western Oklahoma. The Company's Southeast Texas Pipeline System (the SETPS) is located in the Austin Chalk trend in southeast Texas and consists of approximately 2,222 miles of pipe with total gross gas throughput capacity of approximately 710 million cubic feet per day (MMcf/d). The Company's western Oklahoma pipeline systems, located in the Anadarko Basin, consist of approximately 485 miles of pipe with total gross gas throughput capacity of approximately 155 MMcf/d. The Company has several other gathering systems located in East, West and South Texas totaling approximately 709 miles of pipe with total gas throughput capacity of approximately 518 MMcf/d.

    The Company's LaGrange, Texas natural gas processing plant, which is connected to the SETPS, is one of the largest NGLs producing facilities in the United States with a gas throughput capacity of approximately 230 MMcf/d. The Company also has an interest in three additional natural gas processing plants with gas throughput capacity aggregating 268 MMcf/d.

    The Company's principal executive offices are located at One International Centre, 100 N.E. Loop 410, Suite 1000, San Antonio, Texas, 78216.

GENERAL DEVELOPMENT OF BUSINESS

    The Company, a Delaware corporation, is a majority-owned subsidiary of Aquila Energy Corporation (Aquila Energy), which is principally a natural gas marketing company. Aquila Energy was formed in 1985 by UtiliCorp United Inc. (UtiliCorp), a New York Stock Exchange energy and services company, to take advantage of natural gas marketing and transportation opportunities created by the deregulation of the natural gas industry. The Company was founded in 1989 under the name of Aquila Gas Systems to acquire natural gas gathering and processing assets which would support the natural gas production and marketing activities of Aquila Energy. In 1993, the Company sold 5.4 million shares of common stock to the public in an initial public offering. Aquila Energy currently owns approximately 82% of the common stock outstanding.

    Since its formation, the Company's primary objective has been to achieve growth in cash flow and earnings by increasing the volume of gas that it gathers, processes, transports and markets through internal project development and acquisitions. Set forth below is information regarding significant acquisitions or construction projects, during the last three years, at a total cost, including liabilities assumed, of approximately $194.4 million.

               SIGNIFICANT ACQUISITIONS AND CONSTRUCTION PROJECTS

                                             Date of Acquisition            Cost
           Name                  Type          or Construction         (in thousands)
-----------------------     -----------     ----------------------     ---------------
Oasis Pipe Line Company     Acquisition     July and November 1996     $    133,600
Southern Extension (a)      Construction         December 1995               10,300
Katy Pipeline (a)           Construction          August 1995                28,700
Tristar Gas Company         Acquisition           January 1995               21,800
                                                                       ------------
                                                                       $    194,400
                                                                       ============

_________
(a) Additions to the SETPS.

    OASIS PIPE LINE COMPANY

    In July and November 1996, the Company acquired 15% and 25%, respectively, of the outstanding capital stock of Oasis and related transportation rights from Dow Hydrocarbons and Resources Inc. (DHRI). The Company can deliver and receive natural gas at various points along the Oasis Pipeline. The transportation rights currently amount to 320 MMcf/d of firm intrastate transportation between the Waha, Texas hub and the Katy, Texas hub, plus the opportunity to utilize excess capacity on an interruptible basis. The acquired transportation rights are utilized by the Company to conduct additional natural gas marketing activities not otherwise available to the Company.

    The Oasis Pipeline system consists of an approximately 600-mile pipeline system and related mainline compression which connects the Waha, Texas hub located in the Permian Basin producing area of West Texas to major marketing pipelines at the Katy, Texas hub near Houston, Texas. Oasis has a nominal one
(1) billion cubic feet per day (Bcf/d) of throughput capacity to move gas between West Texas and the Katy, Texas hub. Oasis' Pipeline is in proximity to many of the Company's existing gathering systems.

    The Company, in connection with the November 1996 acquisition of Oasis, entered into an option arrangement with El Paso Natural Gas Company (El Paso) whereby the Company, under certain circumstances, may be required to sell to El Paso 5% of all the capital stock of Oasis and the related transportation rights. The sales price is $16.8 million, subject to certain adjustments.

    On January 31, 1997, the Company received notice from El Paso of its intent to exercise the option arrangement. If consummated (expected close date is April 1, 1997), the Company would own 35% of the capital stock of Oasis and would have 280 MMcf/d of firm intrastate transportation capacity.

    SOUTHERN EXTENSION

    In December 1995, the Company completed the Southern Extension, a 25-mile 24-inch diameter pipeline, which connects the Company's gas gathering facilities in Grimes and Washington Counties, Texas to the Company's Katy Pipeline. The Southern Extension provides 225 MMcf/d of additional gas gathering capacity.

    KATY PIPELINE

    In August 1995, the Company completed the construction of a 55-mile 30-inch diameter pipeline which connects the SETPS to Exxon Company, U.S.A.'s (Exxon) gas processing complex at Katy, Texas (the Katy Pipeline) for processing of the Company's natural gas. The Katy Pipeline provides approximately 450 MMcf/d of additional throughput capacity as well as additional processing at Exxon's gas processing plant of 275 MMcf/d.

    TRISTAR GAS COMPANY

    In January 1995, the Company acquired Tristar Gas Company (Tristar), which owns two natural gas storage facilities and markets natural gas in the intrastate Texas market. Through its ownership interests in four joint ventures, it markets natural gas in the western and mid-continent interstate markets, and gathers, treats, processes and markets natural gas in West and South Texas.

NARRATIVE DESCRIPTION OF BUSINESS

    The Company's primary source of revenues has historically been sales of natural gas. Set out below are the types of sales for the last three years (dollars in thousands):

                                                     Year Ended December 31,
                       ----------------------------------------------------------------------------------
                          1996           %           1995             %            1994             %
                       -----------     -----      -----------      -------      -----------      --------
Natural Gas              $ 706,023        88       $  420,715           87        $ 265,800            81
NGLs                        93,255        12           65,113           13           62,887            19
                         ---------       ---       ----------          ---        ---------           ---


                         $ 799,278       100       $  485,828          100        $ 328,687           100
                         =========       ===       ==========          ===        =========           ===

GATHERING AND PROCESSING

    The Company's gas gathering and processing activities include locating and contracting to purchase natural gas supplies, operating and maintaining a system of gathering pipelines that connect these gas supplies to transport lines and natural gas processing plants, and operating and maintaining processing plants linked to its gathering systems.

    PURCHASING

    The natural gas supplied to the Company's gathering systems are generally purchased under individually negotiated long-term contracts. The Company purchases substantially all of its gas supplies pursuant to contracts that require producers to commit or dedicate all gas produced from designated properties. The contracts vary, however, based upon pricing provisions and whether the contract includes gas processing provisions.

    Generally, the contract price may be a specified percentage of the Company's resale price or other reference price (percentage-of-proceeds contract) or may be a fixed price per million British thermal units (MMBtu) that does not vary with the resale price obtained by the Company (fixed price contract). Most new contracts are percentage-of-proceeds contracts. Under percentage-of-proceeds contracts, the producer shares the risk of price fluctuations. Contracts under which the Company purchases a majority of its gas include provisions that permit the Company to reduce the purchase price paid for gas based on market conditions.

    The Company's gas purchase contracts may be further classified as either processing contracts or wellhead purchase contracts. Generally, the Company seeks contracts which have processing provisions in those areas where the Company operates gas processing plants. Under processing contracts, the Company agrees to gather and process raw gas from the wells on behalf of the producers and to allocate the NGLs recovered and the residue gas to each well connected to its gathering system. The Company retains a percentage of the value of the NGLs and residue gas extracted and delivered to customers. The producer bears most of the cost of NGLs extracted in return for a share of NGLs revenue. The Company also pays either a fixed price or the applicable percentage-of-proceeds upon sale of residue gas, depending on the form of the contract.

    Under a wellhead purchase contract the Company pays for gas measured at the wellhead generally at market related prices. The Company then gathers and delivers the gas to transmission lines for resale at a higher price or processes the gas for its own account at its processing facilities and derives a gross margin equal to the difference between sales proceeds of both the NGLs and the residue gas and the cost of the natural gas purchased at the wellhead.

    In addition to revenue from the sale of NGLs and natural gas, the Company customarily receives additional fees for compression and treatment services if a producer's gas does not meet contract specifications.

    Certain of the Company's purchase contracts have take-or-pay or minimum take provisions. Historically, such contracts have not had any material adverse effect on the Company because the Company has requested and taken all required natural gas and the contract price has not prevented such natural gas from being marketed. As a result, the Company believes that its contracts with take-or-pay or minimum take provisions will not have a material adverse effect on the Company.

    SUPPLY

    The performance of the Company depends upon its ability to contract for additional gas supply. The SETPS has, generally, experienced increased gas throughput since mid-1990 primarily as the result of the application of horizontal drilling technology in the Giddings Field of the Austin Chalk trend. The Company believes this new technology has significantly increased the economically recoverable reserves within the Austin Chalk trend and the number of possible drilling locations that could provide natural gas supplies to the Company. Certain exploitation possibilities may also exist for additional production within the Austin Chalk trend from existing or new well bores in the areas that were previously developed using vertical well bores. In addition, exploration and development opportunities may exist for recompletion of existing vertical and horizontal wells or drilling new wells into the Taylor, Wilcox, Buda, Georgetown and Edwards formations, each of which has been proven to be productive in certain areas served by the SETPS.

    The Company expects to be able to continue to add well connections to the SETPS and to maintain or increase the SETPS throughput in the foreseeable future. The number of new wells being drilled and, therefore, the opportunities for the Company to connect new wells to its system will be dependent upon, among other things, the prices of crude oil and natural gas.

    PROCESSING

    The Company is one of the largest independent producers of NGLs in the United States. The Company owns and/or operates an interest in four natural gas processing plants, each of which is associated with a pipeline gathering system of the Company. Additionally, the Company has access to process significant volumes of natural gas at a third-party plant, described below.
The processing plants complement the Company's gathering operations by enabling the Company to offer directly to producers the option of wellhead purchase or processing contracts. The sale of NGLs contributes materially to the overall earnings of the Company because of the added value from NGLs extraction. In addition, gas processing supplements and diversifies the earnings derived from natural gas sales.

    The Company's gas processing plants are modern plants with efficient liquid recovery processes. The plants generally operate at high production levels which the Company believes result in low operating costs per barrel produced. Plant locations provide access to nearby markets for the sale of NGLs, thus reducing transportation costs. The Company believes its processing plants provide it with a significant competitive advantage in the acquisition of gas supplies. Most of the Company's gas volume processing capacity has ethane rejection capability, which allows the Company to optimize margins during periods when NGLs prices decline significantly relative to gas prices.

    The Company has a long-term contract to process natural gas at Exxon's natural gas processing plant at Katy, Texas. Deliveries of gas to the plant began in August 1995 upon the completion of the Katy Pipeline. This long-term contract allows the Company to process up to 275 MMcf/d at the Katy plant. The Company has substantially increased its NGLs production due to this long-term contract.

SALES AND MARKETING

    Substantially all of the Company's revenue is derived from sales of natural gas and NGLs. In addition to such revenue, the Company customarily receives additional fees for compression and treatment services if a producer's gas does not meet contract specifications, as well as transportation arrangements whereby the Company transports third party natural gas for a fee.

    NATURAL GAS

    The Company sells natural gas to numerous utility, industrial, and pipeline customers. The majority of the sales of natural gas are based on spot market prices for the month in which the gas is sold. These sales range in length from one day to over a year. The long-term contracts normally contain a premium to spot pricing.

    The Company has three material fixed price natural gas sales contracts, of which two expire in 1997 and one in 1999. With the use of appropriate financial instruments each of the three contracts are hedged against movement in natural gas commodity prices. The three contracts accounted for approximately 3% of the Company's total natural gas revenues in 1996.

    In July 1996, the Company and DHRI entered into a long-term gas supply agreement whereby the Company will supply DHRI with a 100 MMcf/d of gas in the Katy, Texas area at prevailing market rates. Natural gas sales to DHRI in 1996 accounted for approximately 10% of the Company's total natural gas revenues.

    The Company has multiple delivery connections at most of its gas gathering systems, which it believes allow it to negotiate favorable spot sales contracts and avoid curtailments of gas deliveries. For example, the SETPS is directly connected to five major intrastate systems (which includes the Oasis Pipeline) and one utility customer. Through the Katy Pipeline and Oasis Pipeline, the Company is directly connected to one of the largest natural gas hubs in the state of Texas with access to most intrastate as well as interstate pipeline systems. Due to the flexibility derived from multiple delivery points, the Company believes that the loss of any one of its principal customers would not have a material adverse effect on the Company.

    The Company has significant purchases of natural gas and sales of natural gas and NGLs outside its own gathering and transport lines (off-system). These off-system marketing activities, which include the Oasis off-system marketing activities, contributed $414.4 million of operating revenues and gross margin of $18.1 million to the Company in 1996, and also assisted the Company in avoiding the curtailment of gas deliveries from its gathering systems and avoiding the curtailment of firm markets during periods of production fluctuations on the systems. In addition, such activities provide the Company with access to new markets and suppliers from which valuable market information is obtained regarding possible new gathering systems and acquisition opportunities.

    The Company, as part of its acquisition of the capital stock of Oasis, acquired transportation rights on the Oasis Pipeline which amount to 320 MMcf/d of firm intrastate transportation between the Waha, Texas hub and Katy, Texas hub, plus the opportunity to utilize excess capacity on an interruptible basis. The Company can deliver and receive gas at various points along the Oasis Pipeline. The acquired transportation rights allow the Company to conduct additional off-system marketing activities not otherwise available to the Company. Since the acquisition, the off-system marketing activities from the Oasis assets contributed $112.8 million in operating revenues.

    Natural gas is sold primarily for electric power generation and for end-use as a heating fuel for homes and industry. A majority of the Company's natural gas sales occur in the Texas intrastate market. Volumes of natural gas sold are not typically seasonal; however, natural gas sales prices have historically been higher in the winter months.

    The Company generally attempts to match its gas purchases and sales transactions. However, when appropriate, the Company uses financial instruments such as futures and options to hedge the risk associated with fluctuating natural gas prices. See Note 9 of Notes to Consolidated Financial Statements.

    NGLS MARKETING

    The Company sells NGLs to various petrochemical firms, refiners and marketers. With the completion of the Katy Pipeline in August 1995, the Company entered into a long-term contract to sell a significant portion of the Company's NGLs to Exxon. In 1996, Exxon accounted for approximately 26% of the Company's gross NGLs production. The Company sold its remaining NGLs to various parties under short-term contracts generally at a spot index based price.

    Prices for certain NGLs closely follow crude oil related products. Gas processing increases the value of throughput when natural gas prices are low in relation to NGLs prices. The sale of NGLs contributes materially to the overall profitability of the Company and reduces its dependence on natural gas sales and related margins.

    In 1996, the Company entered into financial instruments such as swaps and forward contracts to hedge the risk associated with fluctuating NGLs prices. See Note 9 of Notes to Consolidated Financial Statements.

    NGLs are typically used as petrochemical feedstocks, petroleum refinery blendstocks or fuel. Petrochemical plants use ethane, propane, normal butane, and natural gasoline as feedstocks in the production of ethylene, which has widespread applications in the production of plastics and plastic products, building materials, automobile antifreeze and other products. Refineries enhance the vapor pressure of gasoline in order to improve cold weather starting of automobile motors with normal butane and iso-butane as a motor fuel additive after further processing. Propane is used as fuel for home heating and cooking, industrial heaters and boilers, vehicles, and agricultural applications.

    As feedstock, demand for NGLs is influenced by the demand for the end products in which they are used. For example, a number of petrochemical producers have recently added significant new production capacity for ethylene along the Gulf Coast. The Company anticipates that this development will increase demand for NGLs in the Mont Belvieu, Texas market, which is the central delivery point for the Gulf Coast petrochemical industry. Also, the demand for normal butane and iso-butane, which are important feedstocks in the production of methyl tertiary butyl ether (MTBE) (an oxygenate), is expected to increase as demand for MTBE in gasoline production increases. The required use of oxygenates in motor gasoline under the Clean Air Act Amendments of 1990 in many parts of the United States is expected to increase demand for MTBE. Seasonal requirements of purchasers using NGLs as a fuel source also affect demand. NGLs production is dependent upon the supply and NGLs content of domestic natural gas. The market price of NGLs relative to natural gas affects the volume of natural gas processed and the NGLs extracted from the natural gas. Certain NGLs are produced outside North America and imported by ship, which has an effect on NGLs prices from time to time.

COMPETITION

    The Company operates in a highly competitive environment. The Company competes in the gathering, processing, marketing and transport business for supplies of natural gas. Many of the Company's competitors have greater financial and other resources than the Company. Competition for gas supplies is primarily based on price, service and the availability of facilities. The Company believes that its competitive advantages include (i) management expertise in gas purchasing and marketing, (ii) its ability to connect wells promptly and efficiently operate pipelines, (iii) its ability to ensure reliable gas deliveries, and (iv) favorable supplier and market relationships.

    There is intense competition in the marketing of natural gas and NGLs. The Company has numerous competitors, including marketing affiliates of intrastate and interstate pipelines, the major integrated oil companies and intrastate and interstate pipelines and other gas gatherers, gas processors and marketers of widely varying sizes, financial resources, experience and supplies of gas. Distributors of gas (some of whom are customers of the Company) are, in some cases, engaged directly and through affiliates, in marketing activities that compete with those of the Company.

GOVERNMENTAL REGULATION

    Currently, Federal, state and local regulations do not materially affect the purchase and sale of gas and the fees received for gathering and processing by the Company. Therefore, except as constrained by competitive factors and contracts, the Company has considerable pricing flexibility. However, Federal, state and local laws and regulations, directly or indirectly, govern some aspects of the operations of the Company. These laws and regulations may in the future have a significant impact upon the Company's overall operations.

    Certain activities of the Company are subject to regulation by the Railroad Commission of Texas (RRC) pursuant to its jurisdiction over common purchasers and natural gas utilities. Certain subsidiaries of the Company are subject to the common purchaser statutes and regulations and the regulations as an intrastate gas utility.

    The RRC has authority to regulate the volumes of natural gas purchased by common purchasers and the rates charged for the intrastate transportation and sale to natural gas utilities in Texas. Under the Gas Utility Regulatory Act and other Texas statutes, the RRC has the duty to ensure that rates for the transportation and sale of natural gas are just and reasonable and that gas utilities are prohibited from charging rates that are unreasonably preferential, prejudicial or discriminatory. The Company believes that its RRC jurisdictional activities and tariffs are in compliance with applicable laws and regulations.

    All of the Company's pipeline operations are subject to Federal safety standards promulgated by the Department of Transportation under applicable Federal pipeline safety legislation, as supplemented by various state safety statutes and regulations.

    Rates for gas transported for interstate commerce on the Mooreland System in Oklahoma and the Brooks-Hidalgo System in Texas are regulated by the Federal Energy Regulatory Commission (FERC) under Section 311 of the Natural Gas Policy Act (NGPA).

    The Company's Oklahoma operations are subject to regulation by the State of Oklahoma. The majority of these regulations are administered by the Oklahoma Corporation Commission (OCC). Any entity engaged in the business of carrying or transporting natural gas by pipeline is declared to be a common carrier under Oklahoma law and is prohibited from any unjust or unlawful discrimination in the carriage, transportation or delivery of gas. Although Oklahoma law may be sufficiently broad to permit the OCC to set rates and terms of service for the transportation and delivery of natural gas involving the Company's Oklahoma assets, the OCC has not done so to date. There can be no assurance that the OCC will not do so in the future. Recent Oklahoma legislation prohibits entities which engage in gathering gas from charging any fee which is unjustly or unlawfully discriminatory. The Company does not expect this legislation to have any significant impact on the Company's operations.

    An entity carrying or transporting natural gas by pipeline which is engaged in the business of purchasing natural gas is declared to be a common purchaser under Oklahoma law and is required to purchase, without discrimination in favor of persons or price, all natural gas in the vicinity of its lines. Ratable purchase is required if a purchaser is unable to purchase all gas offered. To date, such legislation has not had any significant effect on the Company's Oklahoma operations.

    The OCC regulates the amount of gas which producers can sell or deliver to the Company. Currently, substantially all gas received by the Company in its Oklahoma operations is produced from wells for which the OCC establishes allowable production rates at quarterly hearings based upon the OCC's determination of the market demand.

ENVIRONMENTAL

    The Company's operations are subject to numerous laws and regulations relating to the protection of the environment or the discharge of materials into the environment which are administered by Federal and state regulatory agencies, including the Federal Environmental Protection Agency (EPA), the Texas Natural Resources Conservation Commission and the Oklahoma Department of Environmental Quality. Currently, there are no existing or pending actions, suits or proceedings relating to any environmental laws or regulations and all material notices, permits and similar authorizations required to be obtained or filed to operate the business have been duly obtained or filed.

   The Company believes that it is in substantial compliance with environmental laws and regulations and that such laws and regulations do not pose a burden on the operations of the Company dissimilar to that placed on its competitors. Such laws and regulations could impose significant liability on the Company for damages, cleanup costs and penalties in the event of certain discharges into the environment. In addition, product sales and markets may be affected by such laws and regulations. Such laws and regulations have generally become more stringent in recent years, often imposing greater liability on a larger number of parties. Because the requirements imposed by such laws and regulations frequently change, the Company is unable to predict the ultimate costs of compliance with such requirements or whether the incurrence of such costs would have a material adverse effect on the operations of the Company.

INSURANCE AND OPERATIONAL RISKS

    The Company is subject to various hazards which are inherent in the industry in which it operates such as explosions, product spills, leaks and fires, each of which could cause personal injury and loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage, and may result in curtailment or suspension of operations at the affected facility. The Company maintains physical damage, comprehensive general liability, workers' compensation and business interruption insurance. Such insurance is subject to deductibles that the Company considers reasonable. The Company is not fully insured against all risks in its business; however, the Company believes that the coverage it maintains is adequate and consistent with other companies in the industry. Consistent with insurance coverage typically available to the natural gas industry, the Company's insurance policies do not provide coverage for losses or liabilities relating to pollution, except for sudden and accidental occurrences.

EMPLOYEES

    At December 31, 1996, the Company had 308 employees. None of the Company's employees is a party to a collective bargaining agreement.

    ITEM 2.  PROPERTIES

    The Company's operations are conducted from its San Antonio, Texas headquarters, and several smaller administrative operations offices. The Company leases its headquarters in San Antonio, Texas, a marketing office in Dallas, Texas and a field office in Fort Stockton, Texas and owns field offices in Giddings, Texas, LaGrange, Texas, College Station, Texas, Elk City, Oklahoma and Woodward, Oklahoma.


    At December 31, 1996, the Company owned and/or operated an interest in thirteen active natural gas pipeline systems. Set forth below is information with respect to the Company's gathering systems at and for the year ended December 31, 1996:

                                                                                   Net
                                                                  Gross Gas    Average Gas
                                                                 Throughput     Throughput
                                                    Miles of   Capacity (a)(b) (a) (b) (c)
Gathering System            Location              Pipeline (a)    (MMcf/d)       (MMcf/d)
-------------------------   ------------------    ------------ --------------- -----------
Southeast Texas             Southeast Texas           2,222          710           437
Mentone                     West Texas                   13           60            --
Gomez                       West Texas                   11           40             1
Menard County               Central Texas               120           30             4
Maverick County             West Texas                  118           20             2
Rhoda Walker                West Texas                   21           20             8
Panola County               East Texas                   24            8             1
Elk City                    Southwest Oklahoma          160          115            82
Mooreland                   Northwest Oklahoma          325           40            14
Brooks-Hidalgo (d)          South Texas                  97           75             7
Dorado - 40%                South Texas                  57           40            19
Warwink - 35%               West Texas                   44          100            17
Benedum/Wilshire - 5%       West Texas                  204          125             4
                                                     ------       ------        ------
                                                      3,416        1,383           596
Fuel and Shrinkage                                       --           --          (103)
                                                     ------       ------        ------
     Total Systems                                    3,416        1,383           493
                                                     ======       ======        ======

    ----------
(a) All mileage, capacity and volume information is approximate. Capacity figures are management's estimates based on existing facilities without regard to the present availability of natural gas.
(b) Gross gas throughput capacity is included at 100% while net average gas throughput is presented at the Company's present joint venture ownership interest.
(c) Excludes off-system marketing sales with average daily volumes of 482 MMcf/d sold from other companies' facilities.
(d) In 1996, the Company's ownership percentage decreased from 50% to 22%.

    At December 31, 1996, the Company owned 40% of the capital stock of Oasis and the right to transport 320 MMcf/d of natural gas on Oasis' Pipeline, plus the opportunity to utilize excess capacity on an interuptible basis. The Oasis Pipeline is a 600-mile 36-inch diameter natural gas pipeline which connects the Waha, Texas hub to the Katy, Texas hub. The Oasis Pipeline has a one (1) Bcf/d of throughput capacity. The volumes transported on the Oasis Pipeline are reflected in the off-system marketing activities of the Company. The Company utilizes the equity method of accounting for its investment in the capital stock of Oasis.

    At December 31, 1996, the Company owned and/or operated an interest in four natural gas processing plants. Set forth below is information with respect to the Company's processing plants at and for the year ended December 31, 1996:

                                        Gas         Gas           NGLs
                                    Throughput  Throughput    Production
                                   Capacity (a)  (a) (b)       (a) (b)
Plant                                (MMcf/d)    (MMcf/d)    (MBbls/d)(c)
------------------------           ------------ ----------   ------------
LaGrange, Texas                          230         191          24.6
Somerville, Texas                         28          15           2.0
Elk City, Oklahoma                       115          82           4.0
Benedum, Texas - 5%                      125           4            --
                                     -------     -------      --------
  Total - owned plants                   498         292          30.6
Katy, Texas (d)                         --           222          10.5
                                     -------     -------      --------

    Total                                498         514          41.1
                                     =======     =======      ========

    ----------
    (a) All capacity and volume information is approximate. Capacity figures are management's estimates based on existing facilities without regard to the present availability of natural gas.
    (b) Volumes from joint ventures have been included at the Company's present ownership interest.
    (c)    Thousands of barrels per day (MBbls/d).
    (d) This plant is owned and operated by a third party from which the Company receives a portion of the NGLs produced from gas the Company delivers to the plant. This plant is included in this section for informational purposes to show the gas throughput and NGLs production the Company received utilizing the access to this plant.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION:

             In 1987, HECI Exploration, Inc. (HECI) instituted a suit in the 155th Judicial District Court, Fayette County, Texas against the Company alleging various breaches of a take-or-pay contract and seeking approximately $3.0 million in damages. The Company's motion for summary judgment was granted by the lower court. A Texas appellate court, however, has remanded the case for trial.

             In the purchase and sale agreement executed in connection with the 1987 acquisition of Clajon Gas Company by a predecessor of the Company, Clayton Williams, Jr., individually, and certain selling entities agreed to jointly and severally indemnify the purchaser from liabilities related to the conduct of the acquired business or arising out of any assigned contracts prior to the closing date of the acquisition, subject to certain limitations. Thus, certain claims and litigation, including the HECI litigation described above, involving the acquired business and contracts assigned to the Company are subject to these indemnification provisions. The indemnity provision limits Mr. Williams' personal liability to $3.0 million in the aggregate.

             In August 1995, Mr. Charles Menke instituted suit against the Company in the 155th Judicial District Court, Waller County, Texas, alleging the Company has constructed and was operating a pipeline on property owned by Mr. Menke. Mr. Menke alleges the Company is a trespasser on his property and seeks unspecified damages for such trespass including punitive damages. Mr. Menke additionally seeks an injunction requiring the Company to cease operation of its pipeline and to remove such line from his property. In October 1995, the Court denied Mr. Menke's request for a temporary injunction and set this matter for trial on January 15, 1996. By consent of all parties the January 15, 1996 trial date was postponed and no new trial date has been set. The Company believes Mr. Menke's claims for injunctive relief are without merit, and believes it has meritorious defenses to the damage claims. The Company has filed a denial of all claims and is actively pursuing its defense of this litigation.

TAXES:

             The Internal Revenue Service (IRS) has examined and proposed adjustments to UtiliCorp's consolidated Federal income tax returns for 1988 through 1991. The proposed adjustment affecting the Company is to lengthen the depreciable life of certain pipeline assets owned by the Company. Presently, no final resolution of the proposed adjustment has been reached with the IRS. The Company intends to vigorously contest the proposed adjustment and believes it is reasonably possible it will prevail. It is expected that additional assessments for the years 1992 through 1996 would be made on the same issue. Under the provisions of the tax sharing agreement with Aquila Energy and UtiliCorp, as discussed in Note 1 of Notes to Consolidated Financial Statements, the Company would be liable to UtiliCorp for additional taxes of approximately $11.6 million for the audit period and through 1996 plus potential interest of approximately $2.2 million on the contested proposed adjustment. The additional taxes would result in an adjustment to the deferred tax liability with no effect on net income, while any payment of interest would affect net income. The Company expects that the ultimate resolution of this matter will not have a material adverse effect on its financial position.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders in the fourth quarter of 1996.

                                    PART II


  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is listed on the New York Stock Exchange
(NYSE) under the symbol AQP. Set forth below is the high and low sales prices of the common stock for 1995 and 1996.

                                                                   Price Range
                                                            ------------------------            Dividends
                                                              High             Low            Paid Per Share
                                                            --------        --------          --------------
               1995:
                 First Quarter . . . . . . . . . . .        $  8 1/4        $  6 5/8              $.0125
                 Second Quarter  . . . . . . . . . .        $  9 3/4        $  6 7/8              $.0125
                 Third Quarter . . . . . . . . . . .        $ 11 1/2        $  7 1/2              $.0125
                 Fourth Quarter  . . . . . . . . . .        $ 13            $ 10 1/2              $.0125

               1996:
                 First Quarter . . . . . . . . . . .        $ 14            $ 11                  $.0125
                 Second Quarter  . . . . . . . . . .        $ 14 7/8        $ 12 1/2              $.0125
                 Third Quarter . . . . . . . . . . .        $ 13 1/2        $ 12                  $.0125
                 Fourth Quarter  . . . . . . . . . .        $ 16 1/2        $ 13                  $.0125


     On March 3, 1997, the last reported sales price for the common stock, as reported on the NYSE Composite Tape, was $13 5/8 and the Company had 143 stockholders of record and approximately 1,600 beneficial owners.

     On February 13, 1997, the Board of Directors of the Company declared the quarterly common stock dividend payable on March 14, 1997, to shareholders of record on February 26, 1997. The majority of the Company's earnings are generated by Aquila Southwest Energy Corporation (Aquila Southwest) a wholly-owned subsidiary. The amount available for the payment of dividends to the Company by Aquila Southwest under the financial covenants contained in the indenture governing the 8.29% Senior Notes due 2002 (8.29% Senior Notes) was approximately $48.0 million as of December 31, 1996. These covenants provide that no dividends may be paid by Aquila Southwest unless (i) there are no existing defaults under the indenture, (ii) Aquila Southwest's ratio of consolidated debt to consolidated capitalization does not exceed .55 to 1.0 through December 31, 1995 and thereafter, (iii) the pro forma fixed charges coverage ratio is not less than 1.5 to 1.0, and (iv) the aggregate dividend payment does not exceed the sum of (a) 50% of consolidated net income from July 1, 1992 through December 31, 1995, plus (b) increasing percentages of net income subsequent to December 31, 1995, plus (c) the net cash proceeds from the sale of Aquila Southwest stock after June 30, 1992, plus (d) the net cash proceeds from the conversion of any convertible debt securities. Accordingly, there can be no assurance that dividends will be paid by the Company in the future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial and operating data of the Company. The selected consolidated financial data for each of the five years in the period ended December 31, 1996, was derived from the audited consolidated financial statements of the Company. The financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES
          (Dollars in Thousands, Except Per Share And Operating Data)


                                                                                     Year Ended December 31,
                                                    -------------------------------------------------------------------------------
INCOME STATEMENT DATA:                                 1996(a)          1995(b)(c)         1994            1993(d)         1992
                                                    -----------         ----------       ----------       ----------     ----------
 Operating revenues                                 $   799,278         $  485,828       $  328,687       $  366,436     $  278,751
 Costs and expenses                                 $   731,163         $  459,063       $  294,836       $  319,553     $  237,030
 Income from operations                             $    68,115         $   26,765       $   33,851       $   46,883     $   41,721
 Net income                                         $    32,453         $    9,065       $   15,259       $   22,458     $   18,306
 Earnings per share                                 $      1.10         $      .31       $      .52       $      .90     $      .76
 Cash dividends per share                           $       .05         $      .05       $      .05       $       --     $       --

CASH FLOW DATA:
 Business acquisitions                              $   133,138         $   16,278       $      735       $    1,000          2,005
 Capital expenditures                               $    27,496         $   76,164       $   32,579       $   54,460         37,167

BALANCE SHEET DATA:
 Net pipeline, property, plant and equipment        $   395,874         $  389,996       $  334,520       $  317,206     $  275,422
 Total assets                                       $   728,482         $  506,638       $  402,042       $  382,681     $  351,174
 Long-term obligations and current maturities
  of long-term debt                                 $   290,742         $  193,287       $  136,800       $  126,500     $  129,991
 Stockholders' equity                               $   199,658         $  168,673       $  161,078       $  147,392         34,480

OPERATING DATA:
 Total natural gas throughput (MMcf/d)                      493                506              371              325            286
 Total natural gas marketed off-system (MMcf/d)             482                360              129              139            102
 Gross NGLs production (MBbls/d)                             41                 32               31               31             24
 Average natural gas price ($/Mcf)                  $      2.33         $     1.56       $     1.87       $     2.16           1.91
 Average NGLs price ($/gallon)                      $       .35         $      .28       $      .28       $      .30            .31

________________________

(a) The amounts for the investment in Oasis and the Oasis marketing activities have been included since July 1, 1996. These per day volumes are being averaged over the entire year. Volumes included are only those volumes marketed by the Company.
(b) The fourth quarter of 1995 includes a pretax provision for asset impairments of $13,163.
(c) Includes the acquisition of Tristar in January 1995 and completion of the construction of the Katy Pipeline and Southern Extension in late 1995.
(d) The Company sold 5.4 million shares of common stock in an initial public offering for approximately $74,500 in October 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT OPERATIONS DEVELOPMENTS

           On July 1, 1996 and November 1, 1996, the Company completed the acquisition of 15% and 25%, respectively, of the outstanding capital stock of Oasis and related transportation rights from DHRI for a purchase price of $47.1 and $84.0 million, respectively (hereinafter referred to as the "Oasis Acquisition"). Also, see Note 8 of Notes to Consolidated Financial Statements. The acquired transportation rights are utilized by the Company to conduct additional natural gas marketing activities not otherwise available to the Company (hereinafter referred to as "Oasis Marketing").
    The Company primarily funded the Oasis Acquisition utilizing its existing revolving credit agreements, as amended.

     The following discussion and analysis relates to the consolidated financial position and results of operations of the Company for the three years ended December 31, 1996. Reference should be made to the Consolidated Financial Statements and the Notes thereto.

                                                                                     Period 1995       Period 1994
                                                      Year Ended December 31,      to 1996 Change     to 1995 Change
                                                   ----------------------------  -----------------   -----------------
                                                    1996(a)    1995      1994     Amount   Percent    Amount   Percent
                                                   --------  --------  --------  --------  -------   --------  -------
(dollars in thousands, except price data)
FINANCIAL DATA:
Natural gas revenues                               $706,023  $420,715  $265,800  $285,308    68 %   $154,915     58 %
NGLs revenues                                        93,255    65,113    62,887    28,142    43 %      2,226      4 %
                                                   --------  --------  --------  --------           --------

Total operating revenues                            799,278   485,828   328,687   313,450    65 %    157,141     48 %
                                                   --------  --------  --------  --------           --------

Cost of sales                                       664,096   387,127   247,505   276,969    72 %    139,622     56 %
                                                   --------  --------  --------  --------           --------
 Gross margin                                       135,182    98,701    81,182    36,481    37 %     17,519     22 %

Operating expenses                                   23,637    21,993    18,833     1,644     7 %      3,160     17 %
General and administrative expenses                  19,696    15,602    11,417     4,094    26 %      4,185     37 %
Depreciation and amortization                        23,734    21,178    17,081     2,556    12 %      4,097     24 %
Provision for asset impairments                          --    13,163        --   (13,163) (100)%     13,163    100 %
Interest and debt expenses, net                      15,678    12,168     9,283     3,510    29 %      2,885     31 %
Equity in net income of affiliate                       105        --        --       105   100 %         --     --
Provision in lieu of income tax expense              20,089     5,532     9,309    14,557   263 %     (3,777)   (41)%
                                                   --------  --------  --------  --------           --------
 Net income                                        $ 32,453  $  9,065  $ 15,259  $ 23,388   258 %   $ (6,194)   (41)%
                                                   ========  ========  ========  ========           ========

OPERATING DATA:
Natural gas (MMcf/d):
 Throughput sold                                        343       390       259       (47)  (12)%        131     51 %
 Throughput transported                                 150       116       112        34    29 %          4      4 %
                                                   --------  --------  --------  --------           --------
  Total throughput                                      493       506       371       (13)   (3)%        135     36 %
 Marketed off-system excluding Oasis                    381       360       129        21     6 %        231    179 %
 Marketed off-system Oasis                              101         -         -       101   100 %          -     --
                                                   --------  --------  --------  --------           --------
  Total marketed off-system                             482       360       129       122    34 %        231    179 %
                                                   --------  --------  --------  --------           --------
      Total throughput and marketed off-system          975       866       500       109    13 %        366     73 %
                                                   ========  ========  ========  ========           ========


Gross NGLs production (MBbls/d)                          41        32        31         9    28 %          1      3 %
Average natural gas price ($/Mcf)                  $   2.33  $   1.56  $   1.87  $    .77    49 %   $   (.31)   (17)%
Average NGLs price ($/gal)                         $    .35  $    .28  $    .28  $    .07    25 %         --   --

---------------------------------
(a) In 1996, the amounts for the investment in Oasis and the Oasis marketing activities have been included since July 1, 1996. These per day volumes are being averaged over the entire year. Volumes included are only those volumes marketed by the Company.

RESULTS OF OPERATIONS

   The Company's results of operations are determined primarily by the volume of gas purchased, processed and resold in its gas gathering systems and natural gas processing plants, as well as its off-system marketing activities. Fluctuations in the price levels of natural gas and NGLs also affect results of operations since the Company generally receives a portion of the natural gas and NGLs revenue from natural gas throughput. Most of the Company's operating costs do not vary directly with volumes on existing systems; thus, increases or decreases in volumes on existing systems generally have a direct effect on net income.

   The Company, from time to time, enters into hedging transactions such as contracts for future deliveries in order to minimize the risk associated with changes in the price of natural gas and NGLs. The hedging program was established to minimize variances in operating results due to fluctuating commodity prices. Gains and losses related to these transactions are deferred and recognized in the results of operations when the hedged transaction occurs. See Note 9 of Notes to Consolidated Financial Statements.

   YEARS ENDED DECEMBER 31, 1996 COMPARED TO DECEMBER 31, 1995

   Total operating revenues increased 65% to $799.3 million in 1996 compared to $485.8 million in 1995. Natural gas revenues increased 68% to $706.0 million in 1996 compared to $420.7 million in 1995 due partially to the Oasis Marketing activity, included since July 1, 1996, which contributed revenues of $112.8 million with associated marketed natural gas volumes of 101 MMcf/d. Excluding Oasis Marketing activity, natural gas revenues increased 41% to $593.2 million due to a 49% increase in the average natural gas price to $2.33 per Mcf in 1996 from $1.56 per Mcf in 1995, despite a slight decrease in natural gas throughput sold and marketed to 724 MMcf/d in 1996 from 750 MMcf/d in 1995.

   NGLs revenues increased 43% to $93.3 million in 1996 compared to $65.1 million in 1995 as the result of a 28% increase in gross NGLs production to 41,000 Bbls/d in 1996 compared to 32,000 Bbls/d in 1995 and a 25% increase in the average NGLs price to $.35 per gal from $.28 per gal. Increased NGLs production at Exxon's gas processing plant at Katy, Texas and improved NGLs recovery processes at the plants primarily accounted for the increased NGLs production.

   Cost of sales was $664.1 million or 83% of operating revenues in 1996 compared to $387.1 million or 80% of operating revenues in 1995. The increase in the percentage is primarily due to the increase in off-system marketing activities which have lower gross margin percentages. Cost of sales increased primarily as the result of the Oasis Marketing activity and an increase in average natural gas price.

   Gross margin (operating revenues less cost of sales, which includes only the direct cost of gas sold and does not include any related operating expenses) was $135.2 million, or 17% of operating revenues, in 1996 compared to $98.7 million, or 20% of operating revenues, in 1995. The decrease in the percentage is primarily due to the increase in off-system marketing activities which have lower gross margin percentages. The gross margin increased 37% due to an increase in average natural gas and NGLs prices of 49% and 25% respectively, an increase in NGLs production and an increase in the natural gas throughput and marketed, which includes the Oasis Marketing activity.

   Operating expenses increased 7% to $23.6 million in 1996 compared to $22.0 million in 1995 primarily as a result of expanded gathering system and plant operations and an overall increase in various costs.

   General and administrative expenses increased 26% to $19.7 million in 1996 compared to $15.6 million in 1995 primarily due to increased compensation costs. Portions of compensation are linked to the Company's net income and the Company's stock price, both of which increased in 1996.

   Depreciation and amortization increased 12% to $23.7 million in 1996 compared to $21.2 million in 1995 primarily as the result of new pipeline, property, plant and equipment additions on the SETPS and the amortization of the transportation rights related to Oasis.

   Interest and debt expenses increased 29% to $15.7 million in 1996 compared to $12.2 million in the 1995 period primarily as a result of increased debt balances incurred for capital expenditures, the Oasis acquisition and the recognition of interest associated with certain agreed-upon tax issues (further discussed in the following paragraph).

   Provision in lieu of income tax expense increased 263% to $20.1 million in 1996 compared to $5.5 million in 1995 due to an increase in income before income taxes in 1996 compared to 1995. UtiliCorp has agreed with the IRS on certain tax issues as a result of the IRS audits of certain UtiliCorp Federal income tax returns (hereinafter referred to as "agreed-upon tax issues"). The Company will be liable to UtiliCorp for approximately $3.1 million, under the provisions of the tax sharing agreement, once UtiliCorp assesses the Company for the agreed-upon tax issues. The payment of the income taxes associated with the agreed-upon tax issues will have no effect on net income, as it will be an adjustment to the deferred tax liability, upon assessment by UtiliCorp. Also, see Note 4 of Notes to Consolidated Financial Statements.

   YEARS ENDED DECEMBER 31, 1995 COMPARED TO DECEMBER 31, 1994

   Total operating revenues increased 48% to $485.8 million for the year ended December 31, 1995 compared to $328.7 million for the year ended December 31, 1994. Natural gas revenues increased 58% to $420.7 million in 1995 compared to $265.8 million in 1994 as a result of the acquisition of Tristar which contributed natural gas revenues of $97.5 million with associated gas throughput sold and marketed volumes of 197 MMcf/d. Excluding Tristar, natural gas revenues increased 22% to $323.2 million due to an increase in the volume of natural gas sold and marketed to 553 MMcf/d in 1995 from 388 MMcf/d in 1994. These were offset by a decrease in natural gas prices of 17% to $1.56 per Mcf in 1995 from $1.87 per Mcf in 1994. Natural gas throughput sold increased primarily as the result of additional wells connected to the SETPS and the completion of the Katy Pipeline. Excluding Tristar, off-system natural gas marketed volumes increased 36% to 175 MMcf/d in 1995 from 129 MMcf/d in 1994 due to increased marketing opportunities.

   NGLs revenues increased 4% to $65.1 million in 1995 compared to $62.9 million in 1994 as the result of a 3% increase in gross NGLs production to 32,000 Bbls/d in 1995 compared to 31,000 Bbls/d for 1994. Average NGLs price remained the same at $.28 per gal for both years. The Tristar acquisition contributed NGLs revenue of $1.2 million with gross NGLs production of less than 1,000 Bbls/d.

   Cost of sales was $387.1 million or 80% of operating revenues in 1995 compared to $247.5 million or 75% of operating revenues in 1994. The increase in cost of sales is primarily due to the acquisition of Tristar which contributed $91.6 million. Excluding Tristar, cost of sales increased 19% to $295.5 million or 76% of operating revenues as the result of an increase in volume partially offset by the decline in natural gas prices.

   Gross margin (operating revenues less cost of sales, which includes only the direct cost of gas and does not include any related operating expenses) was $98.7 million, or 20% of operating revenues, in 1995 compared to $81.2 million, or 25% of operating revenues, in 1994. The decrease in percentage is primarily due to a higher proportion of off-system gas marketed which has higher cost of sales percentages and a higher cost of gas supply for pipeline systems. The increase in gross margin is partially due to the acquisition of Tristar which contributed gross margin of $7.1 million. Excluding the acquisition of Tristar, gross margin increased 13% due to the natural gas throughput increases noted above. Offsetting this factor was diminished gross margin per Mcf due to reduced NGLs recoveries related to natural gas delivered without being processed for the extraction of NGLs, and reduced heating value and NGLs content in the natural gas delivered to the Company at the wellhead. Additionally, natural gas prices were 17% lower than in 1994.

   Operating expenses increased 17% to $22.0 million in 1995 compared to $18.8 million in 1994 primarily as a result of expanded gathering systems and plant operations, which increased gas throughput and $1.5 million of costs related to Tristar.

   General and administrative expenses increased 37% to $15.6 million in 1995 compared to $11.4 million in 1994 due to $1.6 million of costs related to Tristar, increased charges under the service agreement with UtiliCorp and Aquila Energy, and increased labor costs.

   Depreciation and amortization increased 24% to $21.2 million in 1995 compared to $17.1 million in 1994 primarily as the result of new pipeline, property, plant and equipment additions on the SETPS and $2.0 million of Tristar depreciation and amortization expense.

   Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires companies to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recorded an impairment loss of $13.2 million or $8.2 million after tax in the fourth quarter of 1995. See Note 1 of Notes to Consolidated Financial Statements.

   Interest and debt expense increased 31% to $12.2 million in 1995 compared to $9.3 million in 1994 primarily as a result of increased interest rates and higher debt balances due to the acquisition of Tristar and for capital expenditures.

   Provision in lieu of income tax expense decreased 41% to $5.5 million in 1995 compared to $9.3 million in 1994 due to a decline in income before taxes in 1995 compared to 1994.

LIQUIDITY AND CAPITAL RESOURCES

   The Company generates significant cash from operations and expects such cash and borrowings to be its primary source of liquidity. The Company's primary uses of cash consist of capital expenditures, acquisitions, working capital requirements, dividends and debt repayment. The Company's historical net additions to pipeline, property, plant and equipment were $27.5 million and $76.2 million for the years ended December 31, 1996 and 1995, respectively. In July 1996 and November 1996, the Company completed the 15% and 25%, respectively, Oasis acquisitions for a cash purchase price of $47.1 million and $84.0 million, respectively. Capital expenditures are expected to be approximately $34.0 million in 1997 excluding business acquisitions, if any, of which the Company expects it can fund from operating cash flow.

   In April 1997, the Company expects to receive $16.8 million (which would be utilized to paydown the Company's revolving debt) from El Paso upon their exercise of certain option arrangements to acquire 5% of all the capital stock of Oasis and related transportation rights from the Company. The Company expects the exercise to have no material impact on its results of operations.

   The Company maintains revolving credit agreements (the Revolvers), as amended, of $168.0 million with Aquila Energy to provide funds for general corporate purposes. There was $164.3 million outstanding on the Revolvers at December 31, 1996. The total amount available to borrow on the Revolvers was $3.7 million at December 31, 1996. The maturity dates on the Revolvers automatically renew in one-year periods from each commitment period (the fourth quarter of any given year) unless Aquila Energy gives at least a one-year notice not to renew from the commitment period. Currently, the maturity dates of the Revolvers are in the fourth quarter of 1998. The Revolvers were utilized to fund the Oasis acquisition.

   The Company has another Loan Agreement (the Loan) with Aquila Energy for an amount of $50.0 million, which matures in 2005, to provide funds for general corporate purposes. The Loan requires the Company to maintain certain financial covenants and limits the activities of the Company in other ways. At December 31, 1996, $50.0 million was outstanding under the Loan and the Company was in compliance with the covenants.

   The 8.29% Senior Notes issued by Aquila Southwest in 1992 require principal payments of $12.5 million annually. Such principal payments are expected to be made from cash flow from operations and borrowings. The 8.29% Senior Note purchase agreement has numerous covenants which affect the Company and Aquila Southwest. These covenants limit the ability to make dividend payments (currently, limited to $48.0 million) and incur debt, require maintenance of certain financial ratios and limit the activities of Aquila Southwest in other ways. Failure to maintain the required ratios may ultimately result in an acceleration of payments due. At December 31, 1996, $75.0 million was outstanding on the Senior Notes and the Company was in compliance with the covenants.

   The Company believes that cash generated from operations and borrowings under the Revolvers will be adequate to fund working capital requirements, debt service payments and planned capital expenditures. Future acquisitions or large capital expenditures in excess of current plans would require additional financing that the Company expects would be available through additional debt facilities.

NEW ACCOUNTING STANDARDS

   In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes new accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 125 is effective for transactions occurring after December 1996. Based on information currently known by the Company, SFAS 125 will not have a material effect on the Company's consolidated financial statements.

   In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 was required to be adopted by the Company in 1996. SFAS 123 provides for alternative methods for recording stock-based compensation and requires additional disclosure regardless of which method is utilized to record stock-based compensation. The Company has determined that SFAS 123 does not have an effect on the Company's current results of operations.

FORWARD-LOOKING INFORMATION

   The Company is including the following cautionary statement to make applicable and take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

   Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward- looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

   Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company:

a) The ability to increase transmission, gathering, processing, and sales volumes can be subject to the impact of price; drilling activity and success of producers; and service competition, especially due to excess pipeline availability. Existing volumes are subject to depletion without addition of future developed gas supplies. The ability to contract additional gas supplies for the existing systems also is affected by the available number of drilling locations in the proximity of these existing gas systems and the related economic reserves of these drilling locations.

b) Growth strategies through acquisition, internal project development, and investments in joint ventures may face legal and regulatory delays, financing difficulties, competition from other acquirers and competitors, and other unforeseeable obstacles beyond the Company's control.

c) Future profitability will be affected by the Company's ability to compete with the services and economic contractual terms offered by other energy enterprises which may be larger, offer more services, and possess greater resources. Future profitability also will be affected by the level of prices of natural gas, NGLs and competitive fuels and feedstocks.

d) Future operating results and success of business ventures may be subject to the effects of and changes in laws and regulations, political and governmental changes, inflation rates, taxes, and operating conditions. Also, future operating results are subject to unexpected items resulting from such events as, but not limited to, litigation settlements, adverse rulings or judgments, and unexpected environmental remediation.

e) The Company's operations are subject to the risks incident to the gathering, transportation, processing and storage of natural gas and NGLs, such as explosions, product spills, leaks and fires, any of which could result in substantial losses to the Company and curtailment or suspension of operations at a Company facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Reference is made to the consolidated financial statements, the report thereon, the notes thereto and supplementary data beginning on page F-1 of this Form 10-K Annual Report which is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   For additional information regarding the Directors and Executive Officers of the Company see the definitive proxy statement for its annual meeting of shareholders to be held May 15, 1997, which is incorporated by reference in this Form 10-K Annual Report pursuant to General Instruction G(3) of Form 10-K.

                       EXECUTIVE OFFICERS OF THE COMPANY

   Set forth below are the names and positions of the executive officers of the Company.

      NAME                                                  POSITION(S)
Charles K. Dempster        Chairman of the Board of Directors and Chief Executive Officer.  Age 54.  Present
                           position since August 1993.  From January 1993 to December 1995, Mr. Dempster
                           served as President of Aquila Energy.  From January 1993 to the present Mr.
                           Dempster has also served in officer and director positions of various affiliates of the Company.  From 1986 to December 1992, Mr. Dempster served as President of
                           Reliance Pipeline Company.

Craig F. Strehl            President, Chief Operating Officer and a Director.  Age 39. Present position since August 1993.  From 1990 to July 1993, Mr. Strehl was President of Aquila
                           Southwest.  From 1989 to 1990, Mr. Strehl was Vice President, Pipeline
                           Acquisitions, of Aquila Energy.  Mr. Strehl has also served as a director and officer of various subsidiaries of the Company, having joined Aquila Energy's management team in 1987.

Damon C. Button            Vice President, Treasurer and Chief Financial Officer.  Age 43.  Present position since August 1993.  From July 1992 to July 1993, Mr. Button held the same position with Aquila Southwest.  From 1980 to July 1992, Mr. Button held the same position with the general partner of Clajon Holdings, L. P. and its predecessor.

Travis H. Lynch            Vice President, Gas Supply.  Age 58.  Present position with the Company since
                           August 1993.  From July 1992 to July 1993, Mr. Lynch held the same position with
                           Aquila Southwest.  From 1978 to July 1992, Mr. Lynch held the same position with the general partner of Clajon Holdings, L. P. and its predecessor.

Mitchell R. Roper          Managing Vice President, Gas Supply and Marketing.  Age 38.  Present position since January  1995.  From November 1993 to December 1994, Mr. Roper served as
                           Vice President, Corporate Development of the Company.  From May 1992 to October
                           1993, Mr. Roper served as Vice President, Gas Marketing of the Company.  From
                           1990 to 1992, Mr. Roper served as Director, Gas Marketing of the Company.  From
                           1988 to 1990, Mr. Roper served as a gas marketing representative of Aquila
                           Energy.

James E. Wade              Vice President, Gas Marketing. Age 36.  Present position since March 1996.  From
                           January 1994 through February 1996, Mr. Wade served as Director, Gas Marketing of the Company.  From 1984 through 1993, Mr. Wade held various positions with
                           Tenneco Oil Company, Tennessee Gas Pipeline, and their affiliates.

Douglas H. Westmoreland    Vice President, Operations and Engineering.  Age 50.  Present position since
                           August 1993.  From 1991 to 1993, Mr. Westmoreland served a subsidiary of the
                           Company as Director of Operations, and for more than three years prior to 1991 as
                           District Engineering Supervisor.

ITEM 11.  EXECUTIVE COMPENSATION

    For information regarding executive compensation, see the definitive proxy statement for the annual meeting of shareholders to be held May 15, 1997, which is incorporated by reference in this Form 10-K Annual Report pursuant to General Instruction G(3) of Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    For information regarding beneficial ownership, see the definitive proxy statement for the annual meeting of shareholders to be held May 15, 1997, which is incorporated by reference in this Form 10-K Annual Report pursuant to General Instruction G(3) of Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For information regarding certain relationships and related transactions, see the definitive proxy statement for the annual meeting of shareholders to be held May 15, 1997, which is incorporated by reference in this Form 10-K Annual Report pursuant to General Instruction G(3) of Form 10-K.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        Page(s)
                                                                        -------
(a) The following documents are filed as part of this report:

    (1)  Aquila Gas Pipeline Corporation and Subsidiaries
         Consolidated Financial Statements:
            Report of Independent Public Accountants  . . . . . . . . .   F-2
            Consolidated Balance Sheets as of December 31, 1996
              and 1995  . . . . . . . . . . . . . . . . . . . . . . . .   F-3
            Consolidated Statements of Income for the years ended
              December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . F-4
            Consolidated Statements of Stockholders' Equity for the
              years ended December 31, 1996, 1995 and 1994  . . . . . . . F-5
            Consolidated Statements of Cash Flows for the years
              ended December 31, 1996, 1995 and 1994  . . . . . . . . . . F-6
            Notes to Consolidated Financial Statements  . . . . . . . . . F-7

    (2)  Financial Statement Schedule:
            Aquila Gas Pipeline Corporation
              Schedule I-Parent Company Only Financial Statements   . . . F-21

--------

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (3)  List of Exhibits:
            Incorporated herein by reference to the Index to Exhibits.

(b) Reports on Form 8-K.

    During the fourth quarter of 1996, the Company filed a Current Report on Form 8-K, dated November 15, 1996, reporting under Item 2 the acquisitions, dated July 1, 1996 and November 1, 1996, of the capital stock of Oasis Pipe Line Company and the related transportation rights by the Company from Dow Hydrocarbons and Resources, Inc.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AQUILA GAS PIPELINE CORPORATION



                                        By /s/ Charles K. Dempster
                                           -------------------------------------
                                           Charles K. Dempster
                                           Chairman of the Board and
                                           Chief Executive Officer





Date  March 14, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 14, 1997     Chairman of the Board               /s/ Charles K. Dempster
                   and Chief Executive Officer         ------------------------
                   (Principal Executive Officer)       Charles K. Dempster



March 14, 1997     Vice President                      /s/ Damon C. Button
                   (Principal Financial Officer and    ------------------------
                   Principal Accounting Officer)       Damon C. Button



March 14, 1997     Director                            /s/ Harvey J. Padewer
                                                       ------------------------
                                                       Harvey J. Padewer


March 14, 1997     Director                            /s/ Robert L. Howell
                                                       ------------------------
                                                       Robert L. Howell


March 14, 1997     Director                            /s/ Jon L. Mosle, Jr.
                                                       ------------------------
                                                       Jon L. Mosle, Jr


March 14, 1997     Director                            /s/ Gary L. Downey
                                                       ------------------------
                                                       Gary L. Downey


March 14, 1997     President and Chief Operating       /s/ Craig F. Strehl
                   Officer and Director                ------------------------
                                                        Craig F. Strehl

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE


                                                                                         Page
                                                                                         ----

Aquila Gas Pipeline Corporation and Subsidiaries Consolidated Financial Statements:
  Report of Independent Public Accountants ........................................       F-2
  Consolidated Balance Sheets as of December 31, 1996 and 1995 ....................       F-3
  Consolidated Statements of Income for the
     years ended December 31, 1996, 1995 and 1994 .................................       F-4
  Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1996, 1995 and 1994 ..............................................       F-5
  Consolidated Statements of Cash Flows for the years ended December 31,
    1996, 1995 and 1994 ...........................................................       F-6
  Notes to Consolidated Financial Statements ......................................       F-7

Aquila Gas Pipeline Corporation Financial Statement Schedule:
  Schedule I-Parent Company Only Financial Statements .............................       F-21


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of Aquila Gas Pipeline Corporation:



We have audited the accompanying consolidated balance sheets of Aquila Gas Pipeline Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aquila Gas Pipeline Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As explained in Note 1 to the consolidated financial statements, in 1995 the Company changed its method of assessing the impairment of long-lived assets.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule I is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        /s/ ARTHUR ANDERSEN LLP
San Antonio, Texas
February 21, 1997

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

           (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                        ASSETS

                                                                                               December 31,
                                                                                        --------------------------
                                                                                          1996             1995
                                                                                        ---------        ---------
CURRENT ASSETS:
 Cash and cash equivalents .........................................................    $  17,719        $   8,666
 Accounts receivable ...............................................................      156,667           77,203
 Inventories and exchanges .........................................................        3,630            4,394
 Materials and supplies ............................................................        5,022            6,147
                                                                                        ---------        ---------
    Total current assets ...........................................................      183,038           96,410
                                                                                        ---------        ---------

INVESTMENT IN AFFILIATE, net .......................................................      110,814               --
                                                                                        ---------        ---------

PIPELINE, PROPERTY, PLANT AND EQUIPMENT, at cost:
 Natural gas pipelines .............................................................      423,222          400,984
 Plants and processing equipment ...................................................       68,115           63,933
                                                                                        ---------        ---------
                                                                                          491,337          464,917
 Less - Accumulated depreciation ...................................................      (95,463)         (74,921)
                                                                                        ---------        ---------
                                                                                          395,874          389,996
                                                                                        ---------        ---------
INTANGIBLE ASSETS, net .............................................................       37,313           18,916
                                                                                        ---------        ---------

OTHER, net .........................................................................        1,443            1,316
                                                                                        ---------        ---------

TOTAL ASSETS .......................................................................    $ 728,482        $ 506,638
                                                                                        =========        =========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt ..............................................    $  12,802        $  12,796
 Accounts payable ..................................................................      152,119           75,309
 Accrued expenses ..................................................................        8,712            5,750
 Accrued interest ..................................................................        4,393            2,754
 Income taxes payable to UtiliCorp United Inc. .....................................        2,833              828
 Intercompany payable due to Aquila Energy Corporation .............................        1,038            1,557
                                                                                        ---------        ---------
    Total current liabilities ......................................................      181,897           98,994
                                                                                        ---------        ---------

LONG-TERM DEBT .....................................................................      277,383          179,900
                                                                                        ---------        ---------
DEFERRED INCOME TAXES ..............................................................       68,987           58,480
                                                                                        ---------        ---------
OTHER LONG-TERM LIABILITIES ........................................................          557              591
                                                                                        ---------        ---------
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, none
    outstanding at December 31, 1996 and 1995 ......................................           --               --
  Common stock, $.01 par value, 50,000,000 shares authorized, 29,400,000
    shares issued and outstanding at December 31, 1996 and 1995 ....................          294              294
  Additional paid-in capital .......................................................       90,297           90,297
  Retained earnings ................................................................      109,067           78,082
                                                                                        ---------        ---------
    Total stockholders' equity .....................................................      199,658          168,673
                                                                                        ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................    $ 728,482        $ 506,638
                                                                                        =========        =========



The accompanying notes are an integral part of these consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)



                                                      Year Ended December 31,
                                              --------------------------------------
                                                1996           1995           1994
                                              --------       --------       --------
OPERATING REVENUES .......................    $799,278       $485,828       $328,687
                                              --------       --------       --------

COSTS AND EXPENSES:
 Cost of sales ...........................     664,096        387,127        247,505
 Operating ...............................      23,637         21,993         18,833
 General and administrative ..............      19,696         15,602         11,417
 Depreciation and amortization ...........      23,734         21,178         17,081
 Provision for asset impairments .........          --         13,163             --
                                              --------       --------       --------

  Total costs and expenses ...............     731,163        459,063        294,836
                                              --------       --------       --------

INCOME FROM OPERATIONS ...................      68,115         26,765         33,851

INTEREST AND DEBT EXPENSES, net ..........      15,678         12,168          9,283

EQUITY IN NET INCOME OF AFFILIATE ........         105             --             --
                                              --------       --------       --------

INCOME BEFORE INCOME TAXES ...............      52,542         14,597         24,568

PROVISION IN LIEU OF INCOME TAX EXPENSE ..      20,089          5,532          9,309
                                              --------       --------       --------

NET INCOME ...............................    $ 32,453       $  9,065       $ 15,259
                                              ========       ========       ========

EARNINGS PER SHARE .......................    $   1.10       $    .31       $    .52
                                              ========       ========       ========




The accompanying notes are an integral part of these consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        Common Stock               Additional                             Total
                                                   -----------------------           Paid-in           Retained        Stockholders'
                                                   Shares           Amount           Capital           Earnings           Equity
                                                   ------           ------           -------           --------           ------
BALANCE, December 31, 1993 ...............       29,400,000       $      294       $   90,400        $   56,698        $  147,392
 Cash dividends paid, $.05 per share .....             --               --               --              (1,470)           (1,470)
 Net income ..............................             --               --               --              15,259            15,259
 Other ...................................             --               --               (103)             --                (103)
                                                 ----------       ----------       ----------        ----------        ----------

BALANCE, December 31, 1994 ...............       29,400,000              294           90,297            70,487           161,078
 Cash dividends paid, $.05 per share .....             --               --               --              (1,470)           (1,470)
 Net income ..............................             --               --               --               9,065             9,065
                                                 ----------       ----------       ----------        ----------        ----------

BALANCE, December 31, 1995 ...............       29,400,000              294           90,297            78,082           168,673
 Cash dividends paid, $.05 per share .....             --               --               --              (1,468)           (1,468)
 Net income ..............................             --               --               --              32,453            32,453
                                                 ----------       ----------       ----------        ----------        ----------

BALANCE, December 31, 1996 ...............       29,400,000       $      294       $   90,297        $  109,067        $  199,658
                                                 ==========       ==========       ==========        ==========        ==========


The accompanying notes are an integral part of these consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (THOUSANDS OF DOLLARS)


                                                                              Year Ended December 31,
                                                                   -------------------------------------------
                                                                      1996             1995             1994
                                                                   ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net  income ...................................................   $  32,453        $   9,065        $  15,259
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ................................      23,734           21,178           17,081
  Deferred income taxes ........................................      10,507            2,026            5,049
  Provision for asset impairments ..............................          --           13,163               --
  Dividends from affiliate .....................................         585               --               --
  Equity in net income of affiliate ............................        (105)              --               --
  Other non-cash items .........................................         755              144              313
 Changes in operating assets and liabilities,
  net of the effect of acquisitions ............................       5,821           (4,707)         (17,660)
                                                                   ---------        ---------        ---------

  Net cash provided by operating activities ....................      73,750           40,869           20,042
                                                                   ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Business acquisitions, net of cash acquired ...................    (133,138)         (16,278)            (735)
 Additions to pipeline, property, plant and equipment ..........     (27,496)         (76,164)         (32,579)
 Proceeds from asset dispositions ..............................         168              540              107
                                                                   ---------        ---------        ---------



  Net cash used in investing activities ........................    (160,466)         (91,902)         (33,207)
                                                                   ---------        ---------        ---------



CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under revolving credit agreements, net .............     110,324           17,200           10,300
 Borrowings under loan agreements ..............................          --           50,000               --
 Principal payments of debt ....................................     (12,835)         (12,892)              --
 Dividends .....................................................      (1,468)          (1,470)          (1,470)
 Other .........................................................        (252)             230             (103)
                                                                   ---------        ---------        ---------


  Net cash provided by financing activities ....................      95,769           53,068            8,727
                                                                   ---------        ---------        ---------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........       9,053            2,035           (4,438)

CASH AND CASH EQUIVALENTS, beginning of year ...................       8,666            6,631           11,069
                                                                   ---------        ---------        ---------

CASH AND CASH EQUIVALENTS, end of year .........................   $  17,719        $   8,666        $   6,631
                                                                   =========        =========        =========



The accompanying notes are an integral part of these consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      BUSINESS

      Aquila Gas Pipeline Corporation owns and operates natural gas gathering and pipeline systems and gas processing plants and is engaged in the business of purchasing, gathering, transporting, processing, storing and marketing natural gas and natural gas liquids (NGLs), primarily in the states of Texas and Oklahoma.

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the historical operations and accounts of Aquila Gas Pipeline Corporation and subsidiaries (referred to herein as the Company). The Company's interests in certain business entities similar to joint ventures are proportionately consolidated. The Company's 40% investment in the capital stock of Oasis Pipe Line Company (Oasis), acquired in 1996 (see Note 8), is accounted for using the equity method of accounting, see Note 11 for additional information. All significant intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to conform to the 1996 presentation.

      In 1993, the Company completed an initial public offering of 5,400,000 shares of its common stock at $15 per share. As a result of the offering, approximately 18% of the Company's common stock is held by the public while Aquila Energy Corporation (Aquila Energy) holds the remaining 82%. Aquila Energy is a wholly-owned subsidiary of UtiliCorp United Inc. (UtiliCorp).

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of estimates relate to the fair value of financial instruments and useful lives for depreciation and amortization. Actual results may differ from those estimates.

      The Company is subject to a number of risks inherent in the industry in which it operates, primarily fluctuating prices and gas supply. The Company's financial condition and results of operations will depend significantly upon the prices received for natural gas and NGLs. These prices are subject to wide fluctuation due to a variety of factors that are beyond the control of the Company. In addition, the Company must continually connect new wells to its gathering systems in order to maintain or increase throughput levels to offset natural declines in dedicated volumes. The number of new wells drilled will depend on a variety of factors that are beyond the control of the Company.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

      STATEMENTS OF CASH FLOWS

      In order to determine net cash provided by operating activities, net income has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and cash equivalents. The Company's cash equivalents are all liquid, short-term investments which mature in three months or less. The changes in operating assets and liabilities, net of the effects of acquisitions, are as follows:


                                             Year Ended December 31,
                                    ----------------------------------------
                                      1996            1995            1994
                                    --------        --------        --------
(Increase) Decrease in:
  Accounts receivable ...........   $(79,464)       $(24,782)       $ (3,271)
  Inventories and exchanges .....        764           1,066          (3,262)
  Materials and supplies ........      1,624           1,389          (1,453)

Increase (Decrease) in:
  Accounts payable ..............     76,810          19,138             637
  Accrued expenses ..............      2,962          (1,361)         (1,602)
  Accrued interest ..............      1,639              (9)            170
  Income taxes payable to
      UtiliCorp .................      2,005            (355)         (5,318)
  Intercompany payable due to
      Aquila Energy .............       (519)            207          (3,561)
                                    --------        --------        --------
      Total .....................   $  5,821        $ (4,707)       $(17,660)
                                    ========        ========        ========


      The following provides information related to cash paid for interest and income taxes by the Company:


                                                Year Ended December 31,
                                          -----------------------------------
                                            1996          1995          1994
                                          -------       -------       -------
Interest, net of amount capitalized ..    $14,462       $12,124       $ 9,003
Taxes ................................    $ 7,577       $ 3,924       $ 9,598



      REVENUE RECOGNITION

      Operating revenues are recognized upon the delivery of natural gas or NGLs to the buyer of the related products or services.

      INVENTORIES AND EXCHANGES

      Inventories consist of NGL products, which are stated at the lower of cost (determined on a first-in, first-out basis) or market value, and natural gas in storage, which is stated at an amount not in excess of market value. Exchanges consist of natural gas and NGL delivery imbalances which are presented net on the accompanying consolidated balance sheets and which are stated at amounts not in excess of market value.

      MATERIALS AND SUPPLIES

Materials and supplies are stated at the lower of cost (determined on a first-in, first-out basis) or market.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

      HEDGING ACTIVITIES

      The Company enters into various financial instrument and commodity contracts to hedge anticipated purchases and sales of natural gas and NGLs. Such contracts are designated at inception as a hedge when there is a direct relationship to the price risk associated with the Company's future purchases and sales of commodities. Gains and losses related to anticipatory transactions are deferred and recognized in income when the hedged transaction occurs.

      PIPELINE, PROPERTY, PLANT AND EQUIPMENT

      Pipeline, property, plant and equipment are stated at cost. Additions and improvements that add to the productive capacity or extend the useful life of the asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is recorded to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is included in operations.

      Depreciation of the pipeline systems, gas plants and processing equipment is provided using the straight-line composite method rate primarily based on an estimated useful life of 25 years. Interest cost on funds used to finance major pipeline projects during their construction period is capitalized. Capitalized interest cost was $173, $1,006 and $338 during 1996, 1995 and 1994, respectively.

      Construction work in progress at December 31, 1996 and 1995 was $1,630 and $3,547, respectively.

      INTANGIBLE ASSETS

      Intangible assets are recorded at cost and are generally amortized on a straight-line basis over their estimated useful lives. Intangible assets consist of the following:


                                      Estimated              December 31,
                                    Useful Lives      ------------------------
                                      In Years          1996            1995
                                      --------        --------        --------
Operating lease rights ............          7        $    963        $    963
Gathering producer relationship ...         12          14,015          14,015
Transportation rights .............         23          21,150              --
Excess cost over the fair value
  of net assets acquired ..........         10          11,472          11,472
                                                      --------        --------
                                                        47,600          26,450
Less:  Accumulated amortization ...                    (10,287)         (7,534)
                                                      --------        --------
       Total ......................                   $ 37,313        $ 18,916
                                                      ========        ========

      The transportation rights (see Note 8) have a remaining contractual life of approximately three years. However, management of the Company believes it is probable the transportation rights will be renegotiated with comparable terms for a minimum of an additional 20 years.

      Amortization expense associated with intangible assets was $2,753, $2,504 and $1,188 during 1996, 1995 and 1994, respectively.

                  AQUILA GAS PIPELINE CORPORATION SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

      INCOME TAXES

      The Company is included in the consolidated Federal income tax return filed by UtiliCorp. Under a formal tax sharing agreement, as amended, between the Company, Aquila Energy and UtiliCorp, the Company will pay to UtiliCorp the amount of its current tax liability as if the Company were filing a separate tax return for tax years in which the Company generates current taxable income. For tax periods in which the Company generates current tax losses, the Company will receive the benefit of such losses only to the extent it is able to offset taxable income generated in years subsequent to the 1992 tax year. In the event additional income taxes, penalties and interest are assessed by tax authorities as a result of examinations, the formal tax sharing agreement provides for the payment terms by the Company of assessed amounts.

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that deferred tax assets and liabilities be established for the basis differences between the reported amounts of assets and liabilities for financial reporting purposes and income tax purposes.

      EARNINGS PER SHARE

      Earnings per share of common stock were computed using the weighted average number of common shares outstanding for each respective period. There are no dilutive common stock equivalents outstanding for any period. The weighted average number of common shares used in computing earnings per share is 29,400,000 shares for 1996, 1995 and 1994, respectively.

      IMPAIRMENT OF LONG-LIVED ASSETS

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires companies to assess their long-lived assets for impairment. SFAS 121 requires companies to review for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the carrying amount of a company's long-lived assets is not recoverable as assessed at the lowest level of identifiable cash flows, an impairment loss will be recognized equal to the difference between the asset's carrying amount and its fair value. The Company adopted SFAS 121 as of October 1, 1995. The effect of the adoption of SFAS 121 was to record an impairment loss of $13,163, which was recorded in the Statement of Income for the year ended December 31, 1995.

      The impairment loss was calculated as the difference between the asset carrying amounts and their fair value as determined by projected future net cash flows, giving consideration to prices, future potential gas supply reserve additions and discount rates. Included in the impairment loss are several small pipeline systems where volume decreases have occurred and current gas supply additions are limited due to low overall industry drilling activity.

      NEW ACCOUNTING STANDARDS

      In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes new accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 125 is effective for transactions occurring after December 31, 1996. Based on information currently known by the Company, SFAS 125 will not have a material effect on the Company's consolidated financial statements.

      In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 was required to be adopted by the Company in 1996. SFAS 123 provides for alternative methods for recording stock-based compensation and requires additional disclosure regardless of which method is utilized to record stock-based compensation. The Company has determined that SFAS 123 does not have an effect on the Company's current results of operations.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2.    RELATED PARTY TRANSACTIONS:

 The Company enters into various types of transactions with Oasis, Aquila Energy and UtiliCorp. The Company sells natural gas to Aquila Energy and subsidiaries of UtiliCorp and purchases natural gas from Aquila Energy. Aquila Energy enters into certain natural gas and NGLs hedging transactions with or on behalf of the Company. Additionally, the Company reimburses Aquila Energy and UtiliCorp, based on the formal service agreement described below, for the direct and indirect costs of certain Aquila Energy and UtiliCorp employees who provide services to the Company and for other costs (primarily general and administrative expenses) related to the Company's operations. Aquila Energy and UtiliCorp allocate indirect costs to the Company using a formula based upon the ratio of the Company's levels of revenues, net pipeline, property, plant and equipment and number of personnel to the total consolidated Aquila Energy or UtiliCorp levels for such factors. Management of the Company believes that the use of such a formula results in a reasonable allocation of indirect costs. Aquila Energy also provides the Company and its subsidiaries with financing agreements, as described in Note 3. Additionally, the Company transports gas on Oasis' Pipeline (see Note 8).

      The Company has formal service agreements with each of Aquila Energy and UtiliCorp to provide various services to the Company similar to those provided prior to the effective date of such service agreements. The agreements provide for the Company to reimburse Aquila Energy and UtiliCorp for the actual direct costs of providing such services and to reimburse Aquila Energy and UtiliCorp for related indirect costs allocated to the Company on a formula basis.

      The following table summarizes transactions between the Company and related parties for the indicated periods:


                                                               Year Ended December 31,
                                                       ---------------------------------------
                                                         1996             1995          1994
                                                       --------        --------       --------
Natural gas sales to UtiliCorp subsidiaries
  and Aquila Energy ................................   $ 24,929        $ 16,238       $ 20,627
Transportation revenues from Aquila Energy .........         --              --             11
Purchases of natural gas from Aquila Energy ........     14,278           6,387         13,245
Oasis transport fees ...............................      2,728              --             --
Recognized (gain) loss from hedging transactions
  with Aquila Energy ...............................     (1,628)          3,251          1,396
Interest expense for revolving credit facilities ...      4,375           3,947          1,193
Interest expense for loan agreement ................      3,224           1,090             --
Interest expense for agreed-upon tax issues ........      1,462              --             --
Reimbursement of direct costs to
  Aquila Energy ....................................      2,808           2,003          1,801
Service agreement expenses charged by
  Aquila Energy ....................................      4,374           4,340          3,266


                                                            December 31,
                                                       ----------------------
                                                         1996           1995
                                                       -------        -------
Trade accounts receivable from (payable to)
  affiliated companies, net ........................   $  (944)       $ 1,271
Accrued interest payable to affiliated companies ...   $ 2,589        $   617

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2.    RELATED PARTY TRANSACTIONS:  (CONTINUED)

      The following table summarizes the activity in the intercompany payable account between the Company and Aquila Energy:


                                                        Year Ended December 31,
                                               ----------------------------------------
                                                 1996            1995            1994
                                               --------        --------        --------
Balance beginning of year .................    $  1,557        $  1,350        $  4,911
  Service agreement expenses and
      working capital advances ............       7,182           6,343           5,067
  Borrowing for acquisitions and capital
      expenditures ........................          --              --           3,661
  Repayments ..............................      (7,701)         (6,136)        (12,289)
                                               --------        --------        --------
Balance at end of year ....................    $  1,038        $  1,557        $  1,350
                                               ========        ========        ========

Average balance outstanding during year        $  2,497        $  2,606        $  6,104
                                               =======         ========        ========


3.    DEBT:

      The following table summarizes the long-term debt of the Company and its subsidiaries:


                                                                       December 31,
                                                                --------------------------
                                                                  1996              1995
                                                                ---------        ---------
Revolving credit agreements, bearing interest at the
  Eurodollar loan rate and the prime rate (6.01% to 8.25%
  and 6.3125% to 9.0% at December 31, 1996 and
  1995, respectively) ......................................    $ 161,701        $  54,000
Loan agreement bearing interest at 6.47%,
  due 2005 .................................................       50,000           50,000
8.29% Senior notes, due 2002 ...............................       75,000           87,500
Other ......................................................        3,484            1,196
                                                                ---------        ---------
  Total debt ...............................................      290,185          192,696
Less:  Current maturities of long-term debt ................      (12,802)         (12,796)
                                                                ---------        ---------
  Long-term debt ...........................................    $ 277,383        $ 179,900
                                                                =========        =========


      Current maturities of long-term debt as of December 31, 1996 are $12,802 in 1997, $174,451 in 1998, $15,123 in 1999, $12,500 in 2000, $12,500 in 2001
and $62,809 thereafter.

      REVOLVING CREDIT AGREEMENTS

      The Company and its subsidiaries maintain credit agreements, as amended, with Aquila Energy that provide revolving credit facilities for borrowings of up to $165,000. As of December 31, 1996, there was $3,299 unused under the credit agreements. The revolvers bear interest at the Company's election of either a base rate (the higher of a bank prime rate or 1/2 of 1% above the Federal Funds rate), an adjusted certificate of deposit rate or a Eurodollar rate. The maturity dates of the revolvers automatically renew in one-year periods from each commitment period (the fourth quarter of any given year) unless Aquila Energy gives at least a one-year notice not to renew from the commitment period. Currently, the maturity dates are in the fourth quarter of 1998. The notes are unsecured and $50,000 of the revolving credit facilities are subordinate to the 8.29% senior notes described later. Annual commitment fees of 1/4 of 1% on the unutilized portion of the revolving credit facilities are paid to Aquila Energy.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


3.    DEBT:  (CONTINUED)

      The revolving credit agreements require the Company and its subsidiaries to comply with certain restrictive covenants. At December 31, 1996, the Company and its subsidiaries were in compliance with such covenants.

      On July 1, 1996, the Company entered into an unsecured $3,000 revolving note agreement with Aquila Energy. The note bears interest at a bank prime rate ( 8.25% at December 31, 1996) and matures in December 1999. At December 31, 1996 the outstanding balance was $2,623, which is included in "Other" in the previous table.

      LOAN AGREEMENT

      The Company has a loan agreement (the Loan) with Aquila Energy for an amount of $50,000. The Loan is unsecured and bears interest at 6.47% due semi-annually. The principal amount of the Loan shall be repaid to Aquila Energy by June 1, 2005. The Loan contains various covenants including certain financial covenants related to net worth. At December 31, 1996, the Company was in compliance with such covenants.

      SENIOR NOTES

      The 8.29% senior notes (Senior Notes) are unsecured and bear interest at 8.29% due semi-annually. Principal payments of $12,500 are required each year until final maturity in September 2002. Upon issuance of the Senior Notes the Company deferred approximately $1,886 of initial fees and expenses and is amortizing such deferred financing costs over the life of the notes.

      The Senior Notes contain various restrictive covenants, which among others, limit the sale of assets, additional indebtedness of a subsidiary, and the ability to make certain restricted payments, including restrictions on the ability to make dividend payments for amounts in excess of those calculated in accordance with the covenants. The Senior Notes also require a subsidiary of the Company to maintain certain financial covenants related to cash flow, fixed charges and net worth. At December 31, 1996, the subsidiary of the Company was in compliance with such requirements and had the ability to pay restricted payments of approximately $48,000.

      LINE OF CREDIT

      The Company has an agreement with a bank whereby standby letters of credit may be issued (see Note 7) in an aggregate amount not to exceed the lesser of $18,000 or a borrowing base as calculated monthly under the agreement. At December 31, 1996, the borrowing base was $18,000 with no principal outstanding. This line of credit expires June 30, 1997, and is secured by the accounts receivable of certain subsidiaries of the Company. Any draw under a letter of credit bears interest at the bank's prime rate plus 2%, payable monthly.

4.    INCOME TAXES:

      Components of income tax expense are as follows:


                       Year Ended December 31,
                 -----------------------------------
                   1996          1995          1994
                 -------       -------       -------
Federal:
  Current ...    $ 9,279       $ 3,264       $ 4,001
  Deferred ..      8,445         1,611         4,202
State:
  Current ...        303           242           259
  Deferred ..      2,062           415           847
                 -------       -------       -------
 Total ......    $20,089       $ 5,532       $ 9,309
                 =======       =======       =======

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4.    INCOME TAXES: (CONTINUED)

      Income tax expense is different than the amount computed by applying the statutory Federal income tax rate to income before taxes. The reasons for these differences are as follows:


                                                        Year Ended December 31,
                                                      ----------------------------
                                                      1996        1995        1994
                                                      ----        ----        ----
Federal statutory tax rate ..................         35.0%       35.0%       35.0%
State income taxes, net of Federal benefit ..          2.9         2.9         2.9
Other .......................................           .3          --          --
                                                      ----        ----        ----
                                                      38.2%       37.9%       37.9%
                                                      ====        ====        ====


      The components of the net deferred tax liability of the Company are as follows:


                                                       December 31,
                                                 ------------------------
                                                   1996            1995
                                                 --------        --------
Deferred tax liabilities ....................    $ 92,025        $ 72,586
Deferred tax assets .........................     (23,038)        (14,106)
Valuation allowance on deferred tax assets ..          --              --
                                                 --------        --------
                                                 $ 68,987        $ 58,480
                                                 ========        ========


      The deferred tax liabilities noted above arise primarily from the excess of tax depreciation over book depreciation. The deferred tax assets noted above relate primarily to alternative minimum tax (AMT) credit carryforwards and net operating loss carryforwards (NOL). A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.

      At December 31, 1996, the Company has NOL's of approximately $2,000 which begin to expire in 2010 and AMT credit carryforwards of approximately $22,000 which have no expiration date.

      UtiliCorp has agreed with the Internal Revenue Service (IRS) on certain tax issues as a result of the IRS audits of certain UtiliCorp Federal income tax returns (hereinafter referred to as "agreed-upon tax issues"). The Company will be liable to UtiliCorp for approximately $3,100, under the provisions of the tax sharing agreement (see Note 1), once UtiliCorp assesses the Company for the agreed-upon tax issues. The payment of the income taxes associated with the agreed-upon tax issues will have no effect on net income, as it will be an adjustment to the deferred tax liability, upon assessment by UtiliCorp.

5.     MAJOR CUSTOMERS:

      The Company and its subsidiaries had gross sales as a percentage of total revenue to non-affiliated major customers as follows:


                    Year Ended December 31,
                  --------------------------
                   1996      1995      1994
                  ------    ------    ------
Customer A ......    3%       14%       26%
Customer B ......    2%        6%       17%
Customer C ......   11%        9%        9%
Customer D ......   11%        6%        1%

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5.    MAJOR CUSTOMERS: (CONTINUED)

      The Company's natural gas pipeline operations have a concentration of customers in the natural gas transmission and distribution industries while its NGLs operations have a concentration of customers in the refining and petrochemical industries. These concentrations of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. However, management believes that the Company's portfolio of accounts receivable is sufficiently diversified to minimize any potential credit risk. Historically, the Company has not incurred significant problems in collecting its accounts receivable and, as such, no allowance for doubtful accounts has been provided in the accompanying consolidated financial statements. The Company's accounts receivable are generally not collateralized.

6.  RETIREMENT AND BENEFIT PLANS:

      UtiliCorp and its subsidiaries have a defined contribution plan for virtually all employees. Pursuant to the plan, employees can defer a portion of their compensation and contribute it to a deferred account. The Company's matching contribution to the plan was $639, $519 and $453 in 1996, 1995 and 1994, respectively.

      The Company has a stock contribution plan under which eligible employees receive a contribution of 3% of their base income in UtiliCorp's common stock. The Company's expense associated with this plan was $345, $270 and $260 for 1996, 1995 and 1994, respectively.

      The Company has a stock option plan under which eligible employees were granted options to purchase shares of UtiliCorp's common stock. The plan provides that the options will not be granted at a price below the market price at the date of grant. No compensation expense was charged to the Company for 1996, 1995 and 1994. At December 31, 1996, 1995 and 1994, 26,050, 26,750 and
27,250 shares, respectively, were outstanding at an option price of $27.3125 per share. All of the options were granted prior to 1994 and are not subject to the provisions of SFAS 123.

      The Company has a stock appreciation rights plan, as amended, for key members of management. Under the plan, the Company can award a total of 700,000 stock appreciation rights (SAR), each SAR giving the holder, upon exercise, the right to receive a cash payment for the difference between the fair market value of the Company's common stock on the date of grant and the fair market value on the exercise date. Each SAR has a term of ten years from the date of grant in which the employee may exercise the SAR. At the end of each reporting period within the exercise period, the Company records an adjustment to deferred compensation expense based upon the excess, if any, of the fair market value of the Company's common stock and the option price of the related SAR. At December 31, 1996, there were 254,344 SARs outstanding at an average price of $12.024 per SAR. The Company's expense associated with this plan was $873 and $241 for 1996 and 1995, respectively, while no compensation expense was incurred in 1994.

      The Company awarded 6,295, 23,765 and 5,470 shares of the Company's common stock in 1996, 1995 and 1994, respectively, to certain employees of the Company as restricted stock awards. The shares issued as restricted stock awards are held by the Company until certain restrictions lapse, generally on the second or third award anniversary. The restricted stock, when awarded, is amortized to compensation expense over a two to three year period. The Company's expense associated with the restricted stock awards was $75 and $79 for 1996 and 1995, respectively, while no compensation expense was incurred in 1994.

      In 1996, the stockholders approved the 1996 Non-Employee Director Stock Plan (Stock Plan). The Stock Plan authorizes the issuance of a maximum of 100,000 shares of the Company's common stock based on the fair market value of the Company's common stock on the date of issuance. Each non-employee director is to receive common stock of the Company equal to $2 on a quarterly basis for services performed in the preceding quarter. In 1996, 298 shares of the Company's common stock were issued and $4 of expense was recognized under the Stock Plan.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


7.  COMMITMENTS AND CONTINGENCIES:

LEASE OBLIGATIONS:

      The Company has various non-cancelable operating leases. Total rent expense amounted to approximately $1,186, $994, and $558 for 1996, 1995 and 1994, respectively. Future minimum rental payments of the Company under the existing non-cancelable operating lease agreements as of December 31, 1996 are as follows:



                1997................    $1,369
                1998................     1,303
                1999................     1,121
                2000................       951
                2001................        40
                Thereafter..........        --
                                        ------
                                        $4,784
                                        ======


LETTERS OF CREDIT AND GUARANTIES:

      The Company has issued irrevocable standby letters of credit totaling $15,102 at December 31, 1996. The standby letters of credit, which generally have terms from one to three months, collateralize obligations to third parties for the purchase of natural gas. The standby letters of credit are issued pursuant to the line of credit discussed in Note 3.

      The Company issued financial guarantees of approximately $18,988 at December 31, 1996, related to business activities of a 50% owned subsidiary. Management does not believe it is probable that the financial guarantees will be exercised.

LITIGATION:

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

            In August 1995, Mr. Charles Menke instituted suit against the Company in the 155th Judicial District Court, Waller County, Texas, alleging the Company has constructed and was operating a pipeline on property owned by Mr. Menke. Mr. Menke alleges the Company is a trespasser on his property and seeks unspecified damages for such trespass including punitive damages. Mr. Menke additionally seeks an injunction requiring the Company to cease operation of its pipeline and to remove such line from his property. In October 1995, the Court denied Mr. Menke's request for a temporary injunction and set this matter for trial on January 15, 1996. By consent of all parties the January 15, 1996 trial date was postponed and no new trial date has been set. The Company believes Mr. Menke's claims for injunctive relief are without merit, and believes it has meritorious defenses to the damage claims. The Company has filed a denial of all claims and is actively pursuing its defense of this litigation.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


7.  COMMITMENTS AND CONTINGENCIES: (CONTINUED)

TAXES:

       The IRS has examined and proposed adjustments to UtiliCorp's consolidated Federal income tax returns for 1988 through 1991. The proposed adjustment affecting the Company is to lengthen the depreciable life of certain pipeline assets owned by the Company. Presently, no final resolution of the proposed adjustment has been reached with the IRS. The Company intends to vigorously contest the proposed adjustment and believes it is reasonably possible it will prevail. It is expected that additional assessments for the years 1992 though 1996 would be made on the same issue. Under the provisions of the tax sharing agreement with Aquila Energy and UtiliCorp (see Note 1) the Company would be liable to UtiliCorp for additional taxes of approximately $11,614 for the audit period and through 1996 plus potential interest of approximately $2,233 on the contested proposed adjustment. The additional taxes would result in an adjustment to the deferred tax liability with no effect on net income, while any payment of interest would affect net income. The Company expects that the ultimate resolution of this matter will not have a material adverse effect on its financial position.

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

      The Company, in the normal course of business of its natural gas pipeline operations, purchases and sells natural gas pursuant to long-term contracts. Such contracts contain terms which are customary in the industry. The Company believes that such terms are commercially reasonable and will not have a material adverse effect on the Company's financial position or results of operations.

8.  ACQUISITIONS:

      OASIS PIPE LINE COMPANY

      On July 1, 1996 and November 1, 1996, the Company completed the acquisition of 15% and 25%, respectively, of the outstanding capital stock of Oasis and related transportation rights from Dow Hydrocarbons and Resources Inc. (DHRI) for a cash purchase price of $47,143 and $84,000, respectively. The acquisition cost exceeded the Company's share of the underlying net assets of Oasis by approximately $97,000. The transportation rights related to the 15% and 25% capital stock acquisitions of Oasis currently amount to approximately 120 and 200 million cubic feet per day (MMcf/d), respectively, of firm intrastate transportation between the Waha, Texas hub and the Katy, Texas hub, plus the opportunity to utilize excess capacity on an interruptible basis. The acquisitions were accounted for using the purchase method and are reflected in the consolidated financial statements using the equity method of accounting.

      The Company, in connection with the November 1996 acquisition of Oasis, entered into an option arrangement with El Paso Natural Gas Company (El Paso) whereby the Company, under certain circumstances, may be required to sell to El Paso 5% of all the capital stock of Oasis and the related transportation rights. The sales price is $16.8 million, subject to certain adjustments.

      On January 31, 1997, the Company received notice from El Paso of its intent to exercise the option arrangement. If consummated (expected close date is April 1, 1997), the Company would own 35% of the capital stock of Oasis and would have 280 MMcf/d of firm intrastate transportation capacity.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


8.  ACQUISITIONS:  (CONTINUED)

      Pro forma results of operations assuming the acquisitions of Oasis had occurred as of January 1, 1995 are as follows:


                              Years Ended December 31, (a)
                              ----------------------------
                                  1996           1995
                                --------       --------
                                      (Unaudited)
Operating revenues .........    $799,278       $485,828
Net income .................    $ 28,940       $  3,372
Earnings per common share ..    $    .98       $    .11


---------------
      (a) The pro forma amounts do not include any adjustments to reflect the potential marketing activity that might have occurred if the Company had acquired Oasis as of January 1, 1995.

      The unaudited pro forma information is based upon available information and certain estimates and assumptions related to the accounting for the Oasis acquisition that is subject to final determination. The unaudited pro forma information is not necessarily indicative of the results that would have occurred had such transaction actually taken place at the beginning of the period specified nor does such information purport to project the results to operations for any future date or period.

TRISTAR GAS COMPANY

      In January 1995, the Company acquired Tristar Gas Company (Tristar) for $13,478 in cash. The Company assumed $21,786 of liabilities in connection with the acquisition of $35,264 in assets, net of cash acquired, in this transaction. This acquisition was accounted for using the purchase method of accounting which resulted in excess of cost over fair value of net assets acquired of $11,472 and an other intangible asset of $963 relating to a favorable operating lease. The accompanying consolidated financial statements of the Company include Tristar since the date of acquisition.

9.  COMMODITY RISK MANAGEMENT:

      The Company utilizes commodity financial instruments, primarily futures, options and forward contracts (hedges or hedging), to reduce the risk of commodity price fluctuations for its revenue share of natural gas and NGLs throughput/production and its natural gas marketing operations. In its natural gas marketing operations the Company hedges its physical delivery positions to minimize the risk of gross margin variances between the time the physical transactions occur and the contracts resulting in price risk are executed. Accordingly, price changes in hedging positions are offset by price changes in the physical transactions.

      Hedging and related activities may expose the Company to the risk of financial loss in certain circumstances, including instances when (i) throughput varies from expectations, (ii) the Company's contractual parties fail to purchase or deliver the physical contracted quantities of natural gas or NGLs, or (iii) the Company's hedging counterparties fail to perform. To the extent the Company engages in hedging activities, it may be prevented from realizing the benefits of favorable price changes in the physical market.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


9.  COMMODITY RISK MANAGEMENT:  (CONTINUED)

      The following table details information on the Company's financial commodity hedges which cannot be converted into physical commodities. The fair value of the financial commodity hedges is the estimated amount the Company would receive or (pay) to terminate the financial commodity hedges at December 31, 1996.


                                                                                     Years to Which
                                    Notional Volume      Carrying       Fair           Instruments
                                   Bcf         MBbls      Amount        Value            Extend
                                  ------     -------     --------      -------       --------------
NATURAL GAS:
Fixed price payor swaps ......      17.3          --      $   --       $ 5,551        Up to 1999
Fixed price receiver swaps ...       3.4          --          --          (839)       Up to 1999
                                  ------     -------      ------       -------

 Total natural gas ...........      20.7          --          --         4,712
                                  ------     -------      ------       -------

NGLS -
 Fixed price receiver swaps ..      --         1,920          --        (1,421)          1997
                                  ------     -------      ------       -------


  Total ......................      20.7       1,920      $   --       $ 3,291
                                  ======     =======      ======       =======


      All financial commodity hedges disclosed have Aquila Energy as the counterparty because Aquila Energy maintains a centralized commodity risk management function for its subsidiaries.

10.   FINANCIAL INSTRUMENTS:

      CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, OTHER CURRENT ASSETS, ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

      The Company's carrying amounts for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value.

      DEBT

      The carrying value of the debt approximates the fair value of the debt. This determination is based on management's estimate of the fair value at which such instruments could be sold or obtained in an unrelated third party transaction.

      LETTERS OF CREDIT

      The fair value of the outstanding standby letters of credit of $15,102, at December 31, 1996 is estimated to be the same as the contract value based on the nature of the fee arrangements with the bank.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11.  INVESTMENT IN AFFILIATED COMPANY:

     The Company holds an investment in Oasis which is accounted for by the equity method of accounting. Dividends received from Oasis were $585 during 1996. The Company's net cost basis in Oasis is greater than the Company's share of the underlying net assets of Oasis by $96,340 at December 31, 1996. The cost over the underlying net assets is being amortized over approximately 35 years based on the underlying assets depreciable lives. The amortization is included in the equity in net income from Oasis.

     Summarized financial information of Oasis as of and for the year ended December 31, 1996 is as follows:


                                                                          1996
                                                                        -------
SUMMARIZED BALANCE SHEET INFORMATION:

Current assets ...............................................          $ 9,236
Non-current assets ...........................................           46,239
                                                                        -------
  Total assets ...............................................          $55,475
                                                                        =======
Current liabilities ..........................................          $ 8,655
Non-current liabilities ......................................           18,379
                                                                        -------
  Total liabilities ..........................................          $27,034
                                                                        =======
  Net assets .................................................          $28,441
                                                                        =======
SUMMARIZED STATEMENT OF OPERATIONS INFORMATION:

Revenues .....................................................          $26,259
Cost and expenses ............................................          $18,633
Net income ...................................................          $ 7,626



12.  QUARTERLY FINANCIAL DATA:  (UNAUDITED)

                                  First           Second          Third           Fourth
                                 Quarter         Quarter         Quarter        Quarter (a)
                                ---------       ---------       ---------       ----------
1996:
Operating revenues .........    $ 164,917       $ 167,122       $ 202,548       $ 264,691
Gross margin ...............    $  34,086       $  30,996       $  31,885       $  38,215
Net income .................    $   7,773       $   7,517       $   7,544       $   9,619
Earnings per share .........    $     .26       $     .26       $     .26       $     .33

1995:
Operating revenues .........    $ 101,508       $ 119,387       $ 119,435       $ 145,498
Gross margin ...............    $  23,049       $  23,772       $  24,113       $  27,767
Net income (loss) ..........    $   3,854       $   3,977       $   4,271       $  (3,037)
Earnings (loss) per share ..    $     .13       $     .14       $     .15       $    (.11)


----------------------------

(a)In the fourth quarter of 1995, the Company adopted SFAS 121 and recorded an impairment loss of $13,163 or $8,174 ($.28 per share) after the effects of income taxes.

                        AQUILA GAS PIPELINE CORPORATION

                          FINANCIAL STATEMENT SCHEDULE

                                                                     SCHEDULE I


                        AQUILA GAS PIPELINE CORPORATION
                              PARENT COMPANY ONLY

                            CONDENSED BALANCE SHEETS

                             (THOUSANDS OF DOLLARS)


                                                            ASSETS


                                                                                             December 31,
                                                                                        -----------------------
                                                                                          1996           1995
                                                                                        --------       --------
Current amounts due from affiliated subsidiaries ...................................    $ 41,961       $ 51,746
Federal income taxes receivable ....................................................       1,068            573
Other current assets ...............................................................       3,581          2,777
Investment in subsidiaries (equity method) .........................................     192,215        158,951
Pipeline, property, plant and equipment, net .......................................          92             87
Long-term advances to affiliate subsidiaries .......................................     141,697         18,030
                                                                                        --------       --------

TOTAL ASSETS .......................................................................    $380,614       $232,164
                                                                                        ========       ========




                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current amounts due to Aquila Energy Corporation, net ..............................    $    822       $  1,313
Other current liabilities ..........................................................       5,933          2,178
Long-term debt .....................................................................     174,201         60,000
Stockholders' equity:
 Common stock ......................................................................         294            294
 Additional paid-in capital ........................................................      90,297         90,297
 Retained earnings .................................................................     109,067         78,082
                                                                                        --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................    $380,614       $232,164
                                                                                        ========       ========



The accompanying notes are an integral part of these condensed financial statements.

                                                                     SCHEDULE I
                                                                    (CONTINUED)


                        AQUILA GAS PIPELINE CORPORATION
                        PARENT COMPANY ONLY (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME

                             (THOUSANDS OF DOLLARS)


                                                      Year Ended December 31,
                                              ----------------------------------------
                                                1996            1995            1994
                                              --------        --------        --------
EXPENSES:
 General and administrative ...............   $     --        $    (10)       $     83
 Service agreement ........................         --              --          (3,740)
 Interest, net ............................      1,280           1,067             193
 Depreciation and amortization ............         26              20               8
 Federal income tax (benefit) expense .....       (495)           (408)          1,309
                                              --------        --------        --------
  Total expenses ..........................        811             669          (2,147)
                                              --------        --------        --------

(LOSS) INCOME BEFORE EQUITY IN EARNINGS
 OF SUBSIDIARIES ..........................       (811)           (669)          2,147

EQUITY IN NET EARNINGS OF SUBSIDIARIES ....     33,264           9,734          13,112
                                              --------        --------        --------

NET INCOME ................................   $ 32,453        $  9,065        $ 15,259
                                              ========        ========        ========



The accompanying notes are an integral part of these condensed financial statements.

                                                                     SCHEDULE I
                                                                    (CONTINUED)


                        AQUILA GAS PIPELINE CORPORATION
                        PARENT COMPANY ONLY (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                             (THOUSANDS OF DOLLARS)


                                                                              Year Ended December 31,
                                                                    -------------------------------------------
                                                                      1996             1995             1994
                                                                    ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income ..................................................    $  32,453        $   9,065        $  15,259
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Equity in net earnings of subsidiaries .....................      (33,264)          (9,734)         (13,112)
    Depreciation and amortization ..............................           26               20                8
  Changes in current assets and current liabilities ............       12,552            6,958           (5,363)
                                                                    ---------        ---------        ---------

    Net cash provided by (used in) operating activities ........       11,767            6,309           (3,208)
                                                                    ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to pipeline, property, plant and equipment .........          (31)             (42)             (73)
                                                                    ---------        ---------        ---------

  Net cash used in investing activities ........................          (31)             (42)             (73)
                                                                    ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under revolving
    credit agreement, net ......................................      114,201           (3,300)          13,300
  Borrowings under loan agreement ..............................           --           50,000               --
  Advances to affiliates .......................................     (123,667)         (53,046)          (7,449)
  Dividends ....................................................       (1,468)          (1,470)          (1,470)
  Other ........................................................           --                2             (103)
                                                                    ---------        ---------        ---------

  Net cash (used in) provided by financing activities ..........      (10,934)          (7,814)           4,278
                                                                    ---------        ---------        ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .........................................          802           (1,547)             997
                                                                    ---------        ---------        ---------

CASH AND CASH EQUIVALENTS, beginning of year ...................        2,541            4,088            3,091
                                                                    ---------        ---------        ---------

CASH AND CASH EQUIVALENTS, end of year .........................    $   3,343        $   2,541        $   4,088
                                                                    =========        =========        =========


The accompanying notes are an integral part of these condensed financial statements.

                                                                     SCHEDULE I
                                                                    (CONTINUED)


                        AQUILA GAS PIPELINE CORPORATION
                        PARENT COMPANY ONLY (CONTINUED)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS



1.  RELATED PARTY TRANSACTIONS

    Aquila Energy Corporation and UtiliCorp United Inc. allocate certain expenses to Aquila Gas Pipeline Corporation (Pipeline) for services rendered on behalf of Pipeline and its subsidiaries according to formal service agreements. See Note 2 of Notes to Consolidated Financial Statements.

2.  DEBT

    See Note 3 of Notes to Consolidated Financial Statements.

3.  PIPELINE, PROPERTY, PLANT AND EQUIPMENT

    See Note 1 of Notes to Consolidated Financial Statements.

4.  COMMITMENTS AND CONTINGENCIES

    See Note 7 of Notes to Consolidated Financial Statements.

                               INDEX TO EXHIBITS

                                                                                                          Sequentially
  Exhibit                                                                                                   Numbered
   Number                                             Description                                             Page
------------       --------------------------------------------------------------------------------       ------------
* 3.1              Restated Certificate of Incorporation of Aquila Gas Pipeline Corporation
                      (Incorporated by reference herein to Exhibit 3.1 to the Registrant's
                      Registration Statement on Form S-1, Registration Number 33-68226 dated
                      September 1, 1993)
* 3.2              Restated Bylaws of Aquila Gas Pipeline Corporation (Incorporated by
                      reference herein to Exhibit 3.2 to the Registrant's Registration Statement on
                      Form S-1, Registration Number 33-68226 dated September 1, 1993)
*10.1              Purchase and Sale Agreement dated January 12, 1990 between Phillips 66
                      Company and Aquila Southwest Energy Corporation (Incorporated by reference herein to Exhibit 10.1 to the Registrant's Registration Statement on Form
                      S-1, Registration Number 33-68226 dated September 1, 1993)
*10.2              Note Purchase Agreement relating to 8.29% Senior Notes Due September 15, 2002
                      (Incorporated by reference herein to Exhibit 10.2 to the Registrant's
                      Registration Statement on Form S-1, Registration Number 33-68226 dated
                      September 1, 1993)
*10.3              Revolving Credit Agreement dated August 1, 1992 between Aquila Energy
                      Corporation and Aquila Southwest Energy Corporation (Incorporated by
                      reference herein to Exhibit 10.5 to the Registrant's Registration Statement
                      on Form S-1, Registration Number 33-68226 dated September 1, 1993)
*10.4              Amendment No. 1 to Revolving Credit Agreement dated August 1, 1992 between
                      Aquila Energy Corporation and Aquila Southwest Energy Corporation
                      (Incorporated by reference herein to Exhibit 10.6 to the Registrant's
                      Registration Statement on Form S-1, Registration Number 33-68226 dated
                      September 1, 1993)
*10.5              Agreement Relating to Services and Other Matters dated as of August 1, 1993 between UtiliCorp United Inc. and Aquila Gas Pipeline Corporation
                      (Incorporated by reference herein to Exhibit 10.7 to the Registrant's
                      Registration Statement on Form S-1, Registration Number 33-68226 dated
                      September 1, 1993)
*10.6              Agreement Relating to Services and Other Matters dated as of August 1, 1993 between Aquila Energy Corporation and Aquila Gas Pipeline Corporation
                      (Incorporated by reference herein to Exhibit 10.8 to the Registrant's
                      Registration Statement on Form S-1, Registration Number 33-68226 dated
                      September 1, 1993)
*10.7              Mooreland Gas Sale Agreement between Aquila Energy Marketing Corporation and
                      Aquila Gas Systems Marketing Corporation (Incorporated by reference herein to
                      Exhibit 10.9 to the Registrant's Registration Statement on Form S-1,
                      Registration Number 33-68226 dated September 1, 1993)
*10.8              Elk City Gas Sale Agreement between Aquila Energy Marketing Corporation and
                      Aquila Gas Processing Corporation (Incorporated by reference herein to
                      Exhibit 10.10 to the Registrant's Registration Statement on Form S-1,
                      Registration Number 33-68226 dated September 1, 1993)

                                                                                                          Sequentially
  Exhibit                                                                                                   Numbered
   Number                                             Description                                             Page
------------       --------------------------------------------------------------------------------       ------------
*10.9              Tax Sharing Agreement dated August 27, 1993 among UtiliCorp United Inc.,
                      Aquila Energy Corporation and Aquila Gas Pipeline Corporation
                      (Incorporated by reference herein to Exhibit 10.11 to the
                      Registrant's Registration Statement on Form S-1, Registration Number
                      33-68226 dated September 1, 1993)
*10.10             Form of gas purchase agreement between Aquila Gas Pipeline Corporation and Clayton Williams, Jr., et. al., as amended (Incorporated by reference herein to Exhibit 10.14 to the Registrant's Registration
                      Statement on Form S-1, Registration Number 33-68226 dated September
                      1, 1993)
*10.11             Form of gas purchase agreement between Aquila Gas Pipeline Corporation and Union Pacific Resources Company (Incorporated by reference herein to Exhibit 10.15 to the Registrant's Registration Statement on Form
                      S-1, Registration Number 33-68226 dated September 1, 1993)
*10.12             Revolving Credit Agreement dated September 26, 1994 between Aquila
                      Energy Corporation and Aquila Gas Pipeline Corporation (Incorporated
                      by reference herein to Exhibit 10.16 of the Form 10-Q for the quarterly period ended September 30, 1994, File No. 1-12426)
*10.13             First Amendment to Note Purchase Agreement dated November 10, 1994 relating to 8.29% Senior Notes due September 15, 2002 (Incorporated
                      by reference herein to Exhibit 10.15 of the Form 10-K for the year ended December 31, 1994, File No. 1-12426)
*10.14             Acquisition Agreement for Tristar Gas Company and related companies dated January 17, 1995 (Incorporated by reference herein to Exhibit
                      10.16 of the Form 10-K for the year ended December 31, 1994, File No.
                      1-12426)
*10.15             Amendment No. 2 to Revolving Credit Agreement dated August 1, 1992 between Aquila Energy Corporation and Aquila Southwest Energy
                      Corporation. (Incorporated by reference herein to Exhibit 10.20 of the Form 10-Q for the  quarterly period ended September 30, 1995,
                      File No. 1-12426)
*10.16             Amendment No. 1 to Revolving Credit Agreement dated September 26, 1994 between Aquila Energy Corporation and Aquila Gas Pipeline Corporation
                      (Incorporated by reference herein to Exhibit 10.21 of the Form 10-Q for the quarterly period ended September 30, 1995, File No. 1-12426)
*10.17             Loan Agreement dated September 1, 1995 between Aquila Energy Corporation and Aquila Gas Pipeline Corporation (Incorporated by reference herein to Exhibit 10.22 of the Form 10-Q for the quarterly period ended
                      September 30, 1995, File No. 1-12426)
*10.18             Amendment No. 1 to Loan Agreement dated September 1, 1995 between Aquila
                      Energy Corporation and Aquila Gas Pipeline Corporation (Incorporated
                      by reference herein to the Form 10-K for the year ended December 31,
                      1995, File No. 1-12426)
*10.19             Amendment No. 1 to Tax Sharing Agreement dated August 27, 1993 among
                      UtiliCorp United Inc., Aquila Energy Corporation and Aquila Gas
                      Pipeline Corporation (Incorporated by reference herein to Exhibit
                      10.21 of the Form 10-K for the year ended December 31, 1995, File No.
                      1-12426)
*10.20             Acquisition Agreement for Oasis Pipe Line Company dated June 6, 1996 between Dow Hydrocarbons and Resources Inc. and AQP Holdings L.P.
                      (Incorporated by reference herein to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 1996, File No. 1-12426)

                                                                                                          Sequentially
  Exhibit                                                                                                   Numbered
   Number                                             Description                                             Page
------------       --------------------------------------------------------------------------------       ------------
*10.21             Acquisition Agreement for Oasis Pipe Line Company dated August 28, 1996 between Dow Hydrocarbons and Resources Inc. and AQP Holdings L.P.
                      (Incorporated by reference herein to Exhibit 10.1 of the Form 10-Q for the quarterly period ended September 30, 1996, File No. 1-12426)
*10.22             Note Agreement dated July 1, 1996 between Aquila Energy Corporation and AQP
                      Holdings L.P. (Incorporated by reference herein to Exhibit 10.2 of the
                      Form 10-Q for the quarterly period ended September 30, 1996, File No. 1-
                      12426)
*10.23             Amendment No. 3 to Revolving Credit Agreement dated August 1, 1992 between
                      Aquila Energy Corporation and Aquila Southwest Energy Corporation
                      (Incorporated by reference herein to Exhibit 10.3 of the Form 8-K Current
                      Report dated November 15, 1996, File No. 1-12426)
*10.24             Amendment No. 2 to Revolving Credit Agreement dated September 26, 1994 between Aquila Energy Corporation and Aquila Gas Pipeline Corporation
                      (Incorporated by reference herein to Exhibit 10.2 of the Form 8-K Current
                      Report dated November 15, 1996, File No. 1-12426)
*10.25             Stock Option Agreement dated October 29, 1996, between AQP Holdings L.P. and
                      El Paso Natural Gas Company (Incorporated by reference herein to Exhibit
                      10.1 of the Form 8-K Current Report dated November 15, 1996, File No. 1-
                      12426)

                            Management Contracts and Compensatory Plans or Arrangements
                            -----------------------------------------------------------

*10.26             Aquila Gas Pipeline Corporation Stock Appreciation Rights Plan (Incorporated
                      by reference herein to Exhibit 10.12 to the Registrant's Registration
                      Statement on Form S-1, Registration Number 33-68226 dated September 1,
                      1993)
*10.27             Employment Contract with Craig F. Strehl dated as of September 1, 1993,
                      (Incorporated by reference herein to Exhibit 10.13 to the Registrant's
                      Registration Statement on Form S-1, Registration Number 33-68226 dated
                      September 1, 1993)
*10.28             Aquila Gas Pipeline Corporation 1994 Restricted Stock Plan (Incorporated
                      by reference  herein to Exhibit 10.19 of the Form 10-K for the year ended December 31, 1994, File No. 1-12426)
*10.29             Change of Control Agreement dated June 29, 1995 between Aquila Gas Pipeline
                      Corporation and Craig F. Strehl (Incorporated by reference herein to
                      Exhibit 10.23 of the Form 10-Q for the quarterly period ended September
                      30, 1995, File No. 1-12426)
*10.30             Amendment to Employment Contract dated June 12, 1995 between Aquila Gas
                      Pipeline Corporation and Craig F. Strehl (Incorporated by reference herein to Exhibit 10.24 of the Form 10-Q for the quarterly period ended
                      September 30, 1995, File No. 1-12426)
*10.31             Aquila Gas Pipeline Corporation Amended Stock Appreciation Rights Plan
                      (Incorporated by reference herein to Exhibit 10.27 of the Form 10-K for the year ended December 31, 1995, File No. 1-12426)
*10.32             Aquila Gas Pipeline Corporation 1996 Non-Employee Director Stock Plan
                      (Incorporated by reference herein to Exhibit 10.2 of the Form 10-Q for the quarterly period ended June 30, 1996, File No. 1-12426)

  21.1             Subsidiaries of the Registrant
  27.1             Financial Data Schedule

________________________________
* Exhibits marked with an asterisk are incorporated by reference as indicated pursuant to Rule 12(b)-23.