Form 10-Q
period 1997-03-31
AQUILA GAS PIPELINE CORP
filed 1997-05-14
CIK 911535

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

 [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from         to
                                            ---------   ---------

                         Commission File Number 1-12426

                        AQUILA GAS PIPELINE CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              47-0731171
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                   Outstanding on May 1, 1997
           -----                                   --------------------------
  Common stock, $.01 par value                              29,400,000


                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                     ASSETS

                                                                                        March 31,  December 31,
                                                                                          1997        1996
                                                                                       ---------    ---------
                                                                                      (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents .....................................................   $   7,613    $  17,719
     Accounts receivable ...........................................................      86,238      156,667
     Inventories and exchanges .....................................................       3,716        3,630
     Materials and supplies ........................................................       4,787        5,022
                                                                                       ---------    ---------
           Total current assets ....................................................     102,354      183,038
                                                                                       ---------    ---------

INVESTMENT IN AFFILIATE, net .......................................................     110,867      110,814
                                                                                       ---------    ---------

PIPELINE, PROPERTY, PLANT AND EQUIPMENT, at cost:
     Natural gas pipelines .........................................................     428,327      423,222
     Plants and processing equipment ...............................................      68,703       68,115
                                                                                       ---------    ---------
                                                                                         497,030      491,337
     Less - Accumulated depreciation ...............................................    (100,793)     (95,463)
                                                                                       ---------    ---------
                                                                                         396,237      395,874
                                                                                       ---------    ---------

INTANGIBLE ASSETS, net .............................................................      36,457       37,313
                                                                                       ---------    ---------
OTHER, net .........................................................................       1,351        1,443
                                                                                       ---------    ---------

TOTAL ASSETS .......................................................................   $ 647,266    $ 728,482
                                                                                       =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt ..........................................   $  12,802    $  12,802
     Accounts payable ..............................................................      79,137      152,119
     Accrued expenses ..............................................................       7,900        8,712
     Accrued interest ..............................................................       3,533        4,393
     Income taxes payable to UtiliCorp United Inc. .................................       3,744        2,833
     Intercompany payable due to Aquila Energy Corporation .........................       2,316        1,038
                                                                                       ---------    ---------
          Total current liabilities ................................................     109,432      181,897
                                                                                       ---------    ---------
LONG-TERM DEBT .....................................................................     258,048      277,383
                                                                                       ---------    ---------
DEFERRED INCOME TAXES ..............................................................      71,255       68,987
                                                                                       ---------    ---------
OTHER LONG-TERM LIABILITIES ........................................................         547          557
                                                                                       ---------    ---------
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding
       at March 31, 1997 and December 31, 1996 .....................................          --           --
     Common stock, $.01 par value, 50,000,000 shares authorized, 29,400,000
       shares issued and outstanding at March 31, 1997 and December 31, 1996 .......         294          294
     Additional paid-in capital ....................................................      90,297       90,297
     Retained earnings .............................................................     117,393      109,067
                                                                                       ---------    ---------
          Total stockholders' equity ...............................................     207,984      199,658
                                                                                       ---------    ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................................   $ 647,266    $ 728,482
                                                                                       =========    =========

     See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                      Three Months Ended
                                                          March 31,
                                                      1997         1996
                                                  -----------   -----------

OPERATING REVENUES ............................   $   273,198   $   164,917
                                                  -----------   -----------

COSTS AND EXPENSES:
     Cost of sales ............................       238,570       130,831
     Operating ................................         5,561         5,855
     General and administrative ...............         4,476         5,629
     Depreciation and amortization ............         6,307         5,719
                                                  -----------   -----------
          Total costs and expenses ............       254,914       148,034
                                                  -----------   -----------

INCOME FROM OPERATIONS ........................        18,284        16,883

INTEREST AND DEBT EXPENSES, net ...............         4,513         4,366

EQUITY IN NET INCOME OF AFFILIATE .............           144            --
                                                  -----------   -----------

INCOME BEFORE INCOME TAXES ....................        13,915        12,517

PROVISION IN LIEU OF INCOME TAX EXPENSE .......         5,222         4,744
                                                  -----------   -----------

NET INCOME ....................................   $     8,693   $     7,773
                                                  ===========   ===========

EARNINGS PER SHARE ............................   $       .30   $       .26
                                                  ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ....    29,400,000    29,400,000
                                                  ===========   ===========

CASH DIVIDENDS PER SHARE OF COMMON STOCK ......   $     .0125   $     .0125
                                                  ===========   ===========



     See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                             (THOUSANDS OF DOLLARS)


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                           1997        1996
                                                                                         --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income .....................................................................   $  8,693    $  7,773
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization ............................................      6,307       5,719
            Deferred income taxes ....................................................      2,268       2,241
            Dividends from affiliate .................................................         91          --
            Equity in net income of affiliate ........................................       (144)         --
            Other non-cash items .....................................................        113          72
            Changes in operating assets and liabilities:
                    Accounts receivable ..............................................     70,429       3,775
                    Inventories and exchanges ........................................        (86)      1,072
                    Materials and supplies ...........................................        235         326
                    Accounts payable .................................................    (72,982)     (8,583)
                    Accrued expenses .................................................       (812)      1,525
                    Accrued interest .................................................       (860)         61
                    Income taxes payable to UtiliCorp United Inc .....................        911       2,504
                    Intercompany payable due to Aquila Energy Corporation ............      1,278       1,797
                                                                                         --------    --------

             Net cash provided by operating activities ...............................     15,441      18,282
                                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to pipeline, property, plant and equipment ...........................     (5,853)    (11,950)
      Proceeds from asset dispositions ...............................................         27          --
                                                                                         --------    --------
              Net cash used in investing activities ..................................     (5,826)    (11,950)
                                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (payments) under revolving credit agreements, net ...................    (19,224)      1,000
      Principal payments of debt .....................................................       (111)        (63)
      Dividends ......................................................................       (367)       (367)
      Other ..........................................................................        (19)        (11)
                                                                                         --------    --------

              Net cash (used in) provided by financing activities ....................    (19,721)        559
                                                                                         --------    --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .................................    (10,106)      6,891

CASH AND CASH EQUIVALENTS, beginning of period .......................................     17,719       8,666
                                                                                         --------    --------

CASH AND CASH EQUIVALENTS, end of period .............................................   $  7,613    $ 15,557
                                                                                         ========    ========


     See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (THOUSANDS OF DOLLARS)


1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Aquila Gas Pipeline Corporation and subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments of a normal recurring nature have been made which the Company believes are necessary for a fair presentation of the Company's financial position and results of operations for such interim periods. These interim results are not necessarily indicative of the results for a full year. Certain information and note disclosures related to the unaudited interim periods ended March 31, 1997 and 1996, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations although the Company believes the disclosures are adequate to make the interim period information presented herein not misleading.

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

    The Company is subject to a number of risks inherent in the industry in which it operates, primarily fluctuating prices and gas supply. The Company's financial condition and results of operations will depend significantly upon the prices received for natural gas and natural gas liquids (NGLs). These prices are subject to wide fluctuation due to a variety of factors that are beyond the control of the Company. In addition, the Company must continually connect new wells to its gathering systems in order to maintain or increase throughput levels to offset natural declines in dedicated volumes. The number of new wells drilled will depend on a variety of factors that are beyond the control of the Company.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share". SFAS 128 establishes new standards for computing and presenting earnings per share. Currently, SFAS 128 will not have a material effect on the Company's consolidated financial statements.

    The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. No changes in accounting principles have occurred since this date.

2.  STATEMENTS OF CASH FLOWS

    Supplemental disclosure of cash flow information for cash paid for interest and income taxes by the Company:

                                     Three Months Ended
                                          March 31,
                                     ------------------
                                       1997     1996
                                     -------- ---------
Interest, net of amount capitalized   $5,374   $4,425

Income taxes                          $2,131   $  106

3.  COMMITMENTS AND CONTINGENCIES

    LETTERS OF CREDIT AND GUARANTIES

    The Company has issued irrevocable standby letters of credit totaling $13,187 at March 31, 1997. The standby letters of credit, which generally have terms from one to three months, collateralize obligations to third parties for the purchase of gas. The standby letters of credit are issued pursuant to a line of credit maintained by the Company.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (THOUSANDS OF DOLLARS)

3.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

    The Company issued financial guarantees of approximately $2,500 at March 31, 1997, related to business activities of a 50% owned subsidiary. Management does not believe it is probable that the financial guarantees will be exercised.


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

          TAXES

          The Internal Revenue Service (IRS) has examined and proposed adjustments to UtiliCorp United Inc.'s (UtiliCorp) consolidated Federal income tax returns for 1988 through 1993. The proposed adjustment affecting the Company is to lengthen the depreciable life of certain pipeline assets owned by the Company. At the present, no final resolution of the proposed adjustment has been reached with the IRS. The Company intends to vigorously contest the proposed adjustment and believes it is reasonably possible it will prevail. It is expected that additional assessments for the years 1994 through the present would be made on the same issue. Under the provisions of the tax sharing agreement with Aquila Energy Corporation (Aquila Energy) and UtiliCorp, the Company would be liable to UtiliCorp for additional taxes of approximately $7,061 for the audit period and through the present plus potential interest of approximately $1,714. The additional taxes would result in an adjustment to the deferred tax liability with no effect on net income, while any payment of interest would affect net income. The Company expects that the ultimate resolution of this matter will not have a material adverse effect on its financial position.

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

4.  SUBSEQUENT EVENT

    On April 1, 1997, the Company received $16,800 from El Paso Natural Gas Company for its exercise of an option arrangement to acquire 5% of all the capital stock of Oasis Pipe Line Company (Oasis) and the related transportation rights. The Company, after the exercise of the option arrangement, owns
35% of the capital stock of Oasis and has 280 million cubic feet per day (MMcf/d) of firm intrastate transportation capacity. The exercise of the option arrangement, which will be recorded in the second quarter of 1997, resulted in no gain or loss on disposition to the Company. The proceeds were utilized to paydown on the Company's revolving debt.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


    The following discussion and analysis relates to the condensed consolidated financial position and results of operations of the Company for the three months ended March 31, 1997 and 1996. Reference should be made to the Condensed Consolidated Financial Statements and the Notes thereto. The increase in 1997 off-system results of operations and the equity in net income of affiliate are the result of the July 1, 1996 acquisition of Oasis Pipe Line Company (Oasis).


                                                 Three Months Ended                     Period 1996
                                                      March 31,                        to 1997 Change
                                           -------------------------------    ----------------------------------
                                               1997              1996            Amount              Percent
                                           -------------     -------------    -------------      ---------------
                                                         (Dollars in millions, except price data)
FINANCIAL DATA:
Natural gas revenues                       $   244.2          $   143.2        $  101.0                71%
Natural gas liquids (NGLs) revenues             29.0               21.7             7.3                34%
                                           ---------          ---------        --------
    Total operating revenues                   273.2              164.9           108.3                66%
                                           ---------          ---------        --------
Cost of sales                                  238.6              130.8           107.8                82%
                                           ---------          ---------        --------
    Gross margin                                34.6               34.1              .5                 1%
                                           ---------          ---------        --------
Operating expenses                               5.6                5.8             (.2)               (3)%
General and administrative expenses              4.5                5.6            (1.1)              (20)%
Depreciation and amortization                    6.3                5.7              .6                11%
Interest and debt expenses, net                  4.5                4.4              .1                 2%
Equity in net income of affiliate                 .1                 --              .1               100%
Provision in lieu of income tax expense          5.1                4.8              .3                 6%
                                           ---------          ---------        --------
    Net income                             $     8.7          $     7.8        $     .9                12%
                                           =========          =========        ========

OPERATING DATA:
Natural gas (MMcf/d):
    Throughput sold                              311                368             (57)              (15)%
    Throughput transported                       145                137               8                 6%
                                           ---------          ---------        --------
      Total  throughput                          456                505             (49)              (10)%
                                           ---------          ---------        --------
    Marketed off-system excluding Oasis          409                359              50                14%
    Marketed off-system Oasis                    240                  -             240               100%
                                           ---------          ---------        --------
      Total marketed off-system                  649                359             290                81%
                                           ---------          ---------        --------
        Total throughput and marketed
          off-system                           1,105                864             241                28%
                                            ========          =========        ========
Gross NGLs production (MBbls/d)                   41                 40               1                 3%
Average natural gas price ($/Mcf)          $    2.77          $    2.15        $    .62                29%
Average NGLs price ($/gallon)              $     .39          $     .31        $    .08                26%

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

   Total operating revenues increased 66% to $273.2 million in 1997 compared to $164.9 million in 1996. Natural gas revenues increased 71% to $244.2 million in 1997 compared to $143.2 million in 1996 partially as the result of the activity related to the Oasis off-system marketing which contributed natural gas revenues of $66.8 million with associated marketed natural gas volumes of 240 MMcf/d. Excluding Oasis off-system marketing activity, natural gas revenues increased 24% to $177.4 million primarily due to a 29% increase in the average natural gas price to $2.77 per Mcf in 1997 from $2.15 per Mcf in 1996. Natural gas throughput decreased 10% to 456 MMcf/d in 1997 from 505 MMcf/d in 1996 due to a reduction in well connect activity and normal production declines on the Southeast Texas Pipeline System (SETPS), the Company's principal gathering system.

   NGLs revenues increased 34% to $29.0 million in 1997 compared to $21.7 million in 1996 as the result of a 3% increase in gross NGLs production to 41,000 barrels per day (Bbls/d) in 1997 compared to 40,000 Bbls/d in 1996 and a 26% increase in the average NGLs price to $.39 per gallon from $.31 per gallon. In 1997, the Company has recognized a gain of approximately $1.9 million associated with its hedging activities of NGLs.

   Cost of sales was $238.6 million, or 87% of operating revenues, in 1997 compared to $130.8 million, or 79% of operating revenues, in 1996. The increase in the percentage is primarily due to the increase in overall off-system marketing activities which have lower gross margin percentages.
Cost of sales increased, primarily, as the result of an increase in the average natural gas price and the Oasis off-system marketing activity.

   Gross margin (operating revenues less cost of sales, which includes only the direct cost of gas sold and does not include any related operating expenses) was $34.6 million, or 13% of operating revenues, in 1997 compared to $34.1 million, or 21% of operating revenues, in 1996. The decrease in percentage is primarily due to a higher cost of gas supply for the pipeline systems and to the increase in overall off-system marketing activities which have lower gross margin percentages. The increase in the gross margin is due mainly to an increase in NGLs revenues offset by lower gross margin from the pipeline systems as a result of decreased throughput volumes and higher cost of gas supply.

   Operating expenses decreased 3% to $5.6 million in 1997 compared to $5.8 million in 1996 primarily as a result of a reduction in the insurance expense on the pipeline systems.

   General and administrative expenses decreased 20% to $4.5 million in 1997 compared to $5.6 million in 1996 due primarily to decreased compensation and service agreement costs. The Company accrues compensation related to the stock appreciation rights (SARs) based on the price of the Company's common stock. Based on the Company's stock price in 1996 the Company increased its accrual for SARs while in 1997 the Company decreased its accrual for SARs, which resulted in a decrease between periods of $.6 million. In 1997, the Company's service agreement costs were lower by $.3 million as compared to 1996.

   Depreciation and amortization increased 11% to $6.3 million in 1997 compared to $5.7 million in 1996 primarily as the result of fixed asset additions on the SETPS and the amortization of the transportation rights related to Oasis.

   Interest and debt expenses increased 2% to $4.5 million in 1997 compared to $4.4 million in the 1996 period primarily as a result of the Oasis acquisition offset by the 1996 recording of $1.1 million of cumulative interest associated with certain agreed-upon tax issues with the Internal Revenue Service (IRS) resulting from the IRS examination of certain UtiliCorp United, Inc. (UtiliCorp) Federal income tax returns (further discussed in the following paragraph).

   Provision in lieu of income tax expense increased 6% to $5.1 million in 1997 compared to $4.8 million in 1996 due to an increase in income before income taxes in 1997 compared to 1996. UtiliCorp has agreed with the IRS on certain tax issues as a result of the IRS audits of certain UtiliCorp Federal income tax returns (hereinafter referred to as "agreed-upon tax issues"). The Company will be liable to UtiliCorp for approximately $3.2 million, under the provisions of the tax sharing agreement, once UtiliCorp assesses the Company for the agreed-upon tax issues. The payment of the income taxes associated with the agreed-upon tax issues will have no effect on net income, as it will be an adjustment to the deferred tax liability.

LIQUIDITY AND CAPITAL RESOURCES

   The Company generates significant cash from operations and expects such cash and borrowings to be its primary source of liquidity. The $7.1 million working capital deficit at March 31, 1997 is expected to be satisfied by drawings on the Company's revolving credit agreements and cash flow from operations. The significant decrease in the Company's accounts receivable and accounts payable at March 31, 1997 is mainly the result of lower commodity prices at March 31, 1997 as compared to December 31, 1996. The Company's primary uses of cash are capital expenditures, acquisitions, working capital requirements, dividends and debt repayment. The Company's historical additions to pipeline, property, plant and equipment were $5.9 million and $27.5 million for the three months ended March 31, 1997 and the year ended December 31, 1996, respectively. Capital expenditures are expected to be approximately $29.0 million in 1997, excluding business acquisitions.

   On April 1, 1997, the Company received $16.8 million from El Paso Natural Gas Company upon their exercise of certain option arrangements to acquire 5% of all the capital stock of Oasis and related transportation rights from the Company. The proceeds were utilized to paydown the Company's revolving debt.

   The Company maintains revolving credit agreements (the Revolvers), as amended, of $168.0 million with Aquila Energy to provide funds for general corporate purposes. There was $145.1 million outstanding on the Revolvers at March 31, 1997. The total amount available to borrow on the Revolvers was $22.9 million. The maturity dates on the Revolvers automatically renew in one year periods from each commitment period (the fourth quarter of any given year) unless Aquila Energy gives at least one year notice not to renew from the commitment period. Currently, the maturity dates of the Revolvers are in the fourth quarter of 1998.

   The Company also has a Loan Agreement (the Loan) with Aquila Energy for an amount of $50.0 million, which matures in 2005, to provide funds for general corporate purposes. The Loan requires the Company to meet and maintain certain financial covenants and limits the activities of the Company in other ways. At March 31, 1997, $50.0 million was outstanding under the Loan and the Company was in compliance with such covenants.

   The 8.29% Senior Notes issued by Aquila Southwest Energy Corporation (Aquila Southwest), a subsidiary of the Company, in 1992 require principal payments of $12.5 million annually. Such principal payments are expected to be made from cash flows from operations and borrowings. The 8.29% Senior Note purchase agreement has numerous covenants which affect the Company and Aquila Southwest. These covenants limit the ability to make dividend payments and incur debt, require maintenance of certain financial ratios and limit the activities of Aquila Southwest in other ways. Failure to maintain the required ratios may ultimately result in an acceleration of payments due. At March 31, 1997, $75.0 million was outstanding on the Senior Notes and the Company was in compliance with such covenants.

   The Company believes the cash generated from operations and borrowings under the Revolvers will be adequate to fund working capital requirements, debt service payments and planned capital expenditures. Future acquisitions or large capital expenditures in excess of current plans would require additional financing that the Company expects would be available through additional debt facilities.

NEW ACCOUNTING STANDARD

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share". SFAS 128 establishes new standards for computing and presenting earnings per share. Currently, SFAS 128 will not have a material effect on the Company's consolidated financial statements.

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

   Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company:

a) The ability to increase transmission, gathering, processing, and sales volumes can be subject to the impact of prices; drilling activity and success of producers; and service competition, especially due to excess pipeline availability. Existing volumes are subject to depletion without addition of future developed gas supplies. The ability to contract additional gas supplies for the existing systems also is affected by the available number of drilling locations in the proximity of these existing gas systems and the related economic reserves of these drilling locations.

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

d) Future operating results and success of business ventures may be subject to the effects of, and changes in, laws and regulations, political and governmental changes, inflation rates, taxes, and operating conditions. Also, future operating results are subject to unexpected items resulting from such events as, but not limited to, litigation settlements, adverse rulings or judgments, and unexpected environmental remediation.

e) The Company's operations are subject to the risks incident to the gathering, transportation, processing and storage of natural gas and NGLs, such as explosions, product spills, leaks and fires, any of which could result in substantial losses to the Company and curtailment or suspension of operations at a Company facility.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

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

   (b)   Reports on Form 8-K.

         On January 3, 1997, the Company filed a Current Report on Form 8-K/A reporting under Item 7 for the acquisitions, dated July 1, 1996 and November 1, 1996, of the capital stock of Oasis Pipe Line Company (Oasis) and the related transportation rights by the Company from Dow Hydrocarbons and Resources, Inc. Included under Item 7 are the required historical financial statements of Oasis and the required pro forma financial information of the Company.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      AQUILA GAS PIPELINE CORPORATION
                                      (Registrant)




                                      /s/  Craig F. Strehl
                                      ------------------------------------------
 Date:   May 14, 1997                 By:  Craig F. Strehl
                                           Chief Executive Officer, President
                                           and Chief Operating Officer



                                      /s/  Damon C. Button
                                      ------------------------------------------
 Date:   May 14, 1997                 By:  Damon C. Button
                                           Vice President, Treasurer
                                           and Chief Financial Officer

                              INDEX TO EXHIBITS




                                                      Sequentially
   Exhibit                                              Numbered
   Number         Description                            Page
   -------        -----------                         ------------

     27           Financial Data Schedule