Form 10-Q
period 1997-06-30
AQUILA GAS PIPELINE CORP
filed 1997-08-14
CIK 911535

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ________ to ________


                         Commission File Number 1-12426

                        AQUILA GAS PIPELINE CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                       47-0731171
  (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                      Identification No.)

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                  Outstanding on August 1, 1997
----------------------------                      -----------------------------
Common stock, $.01 par value                               29,400,000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                 June 30,      December 31,
                                                                   1997            1996
                                                               ------------    ------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ................................   $     10,183    $     17,719
  Accounts receivable ......................................         95,901         156,667
  Inventories and exchanges ................................          5,031           3,630
  Materials and supplies ...................................          6,251           5,022
                                                               ------------    ------------
    Total current assets ...................................        117,366         183,038
                                                               ------------    ------------
INVESTMENT IN AFFILIATE, net ...............................         96,750         110,814
                                                               ------------    ------------
PIPELINE, PROPERTY, PLANT AND EQUIPMENT, at cost:
  Natural gas pipelines ....................................        432,694         423,222
  Plants and processing equipment ..........................         72,822          68,115
                                                               ------------    ------------
                                                                    505,516         491,337
  Less - Accumulated depreciation ..........................       (106,513)        (95,463)
                                                               ------------    ------------
                                                                    399,003         395,874
                                                               ------------    ------------
INTANGIBLE ASSETS, net .....................................         33,150          37,313
                                                               ------------    ------------
OTHER, net .................................................          1,467           1,443
                                                               ------------    ------------
TOTAL ASSETS ...............................................   $    647,736    $    728,482
                                                               ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt .....................   $     12,752    $     12,802
  Accounts payable .........................................         88,891         152,119
  Accrued expenses .........................................          8,497           8,712
  Accrued interest .........................................          3,568           4,393
  Income taxes payable to UtiliCorp United Inc. ............          1,919           2,833
  Intercompany payable due to Aquila Energy Corporation ....          3,810           1,038
                                                               ------------    ------------
    Total current liabilities ..............................        119,437         181,897
                                                               ------------    ------------
LONG-TERM DEBT .............................................        242,625         277,383
                                                               ------------    ------------
DEFERRED INCOME TAXES ......................................         70,817          68,987
                                                               ------------    ------------
OTHER LONG-TERM LIABILITIES ................................            204             557
                                                               ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 3)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized, none outstanding at June 30, 1997 and
    December 31, 1996 ......................................           --              --
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 29,400,000 shares issued and outstanding
    at June 30, 1997 and December 31, 1996 .................            294             294
  Additional paid-in capital ...............................         90,297          90,297
  Retained earnings ........................................        124,062         109,067
                                                               ------------    ------------
    Total stockholders' equity .............................        214,653         199,658
                                                               ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................   $    647,736    $    728,482
                                                               ============    ============

See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                     Three Months Ended              Six Months Ended
                                                           June 30,                      June 30,
                                                 ---------------------------   ---------------------------
                                                     1997           1996           1997           1996
                                                 ------------   ------------   ------------   ------------
OPERATING REVENUES ...........................   $    208,164   $    167,122   $    481,362   $    332,039
                                                 ------------   ------------   ------------   ------------
COSTS AND EXPENSES:
  Cost of sales ..............................        177,152        136,126        415,722        266,957
  Operating ..................................          5,802          5,629         11,363         11,484
  General and administrative .................          3,766          4,154          8,242          9,783
  Depreciation and amortization ..............          6,275          5,823         12,582         11,542
                                                 ------------   ------------   ------------   ------------
    Total costs and expenses .................        192,995        151,732        447,909        299,766
                                                 ------------   ------------   ------------   ------------
INCOME FROM OPERATIONS .......................         15,169         15,390         33,453         32,273
INTEREST AND DEBT EXPENSES, net ..............          4,270          3,285          8,783          7,651
EQUITY IN NET INCOME OF AFFILIATE ............            202             --            346             --
                                                 ------------   ------------   ------------   ------------
INCOME BEFORE INCOME TAXES ...................         11,101         12,105         25,016         24,622
PROVISION IN LIEU OF INCOME TAX EXPENSE ......          4,065          4,588          9,287          9,332
                                                 ------------   ------------   ------------   ------------
NET INCOME ...................................   $      7,036   $      7,517   $     15,729   $     15,290
                                                 ============   ============   ============   ============
EARNINGS PER SHARE ...........................   $        .24   $        .26   $        .54   $        .52
                                                 ============   ============   ============   ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ...     29,400,000     29,400,000     29,400,000     29,400,000
                                                 ============   ============   ============   ============
CASH DIVIDENDS PER SHARE OF COMMON STOCK .....   $      .0125   $      .0125   $       .025   $       .025
                                                 ============   ============   ============   ============

See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                             (THOUSANDS OF DOLLARS)



                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                    ------------------
                                                                                        1997     1996
                                                                                    --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................................................... $ 15,729   $15,290
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .................................................   12,582    11,542
    Deferred income taxes .........................................................    1,830     4,407
    Dividends from affiliate ......................................................       92        --
    Equity in net income of affiliate .............................................     (346)       --
    Other non-cash items ..........................................................      195       150
    Changes in operating assets and liabilities:
      Accounts receivable .........................................................   60,766     2,582
      Inventories and exchanges ...................................................   (1,440)      619
      Materials and supplies ......................................................   (1,135)      455
      Accounts payable ............................................................  (63,107)   (5,993)
      Accrued expenses ............................................................     (481)    2,516
      Accrued interest ............................................................     (825)      838
      Income taxes payable to UtiliCorp United Inc. ...............................     (914)    2,021
      Intercompany payable due to Aquila Energy Corporation .......................    2,772     3,635
                                                                                    --------   -------
    Net cash provided by operating activities .....................................   25,718    38,062
                                                                                    --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to pipeline, property, plant and equipment ............................  (13,046)  (17,056)
  Proceeds from asset dispositions ................................................   16,854        --
                                                                                    --------   -------
    Net cash provided by (used in) investing activities ...........................    3,808   (17,056)
                                                                                    --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments under revolving credit agreements, net .................................  (50,574)   (9,500)
  Borrowings under loan agreement .................................................   16,250        --
  Principal payments of debt ......................................................   (1,689)     (226)
  Dividends .......................................................................     (734)     (734)
  Other ...........................................................................     (315)      (23)
                                                                                    --------   -------
    Net cash used in financing activities .........................................  (37,062)  (10,483)
                                                                                    --------   -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..............................   (7,536)   10,523
CASH AND CASH EQUIVALENTS, beginning of period ....................................   17,719     8,666
                                                                                    --------   -------
CASH AND CASH EQUIVALENTS, end of period .......................................... $ 10,183   $19,189
                                                                                    ========   =======

See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (THOUSANDS OF DOLLARS)

1. BASIS OF PRESENTATION

     GENERAL

     The accompanying condensed consolidated financial statements of Aquila Gas Pipeline Corporation and subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments of a normal recurring nature have been made which the Company believes are necessary for a fair presentation of the Company's financial position and results of operations for such interim periods. These interim results are not necessarily indicative of the results for a full year. Certain information and note disclosures related to the unaudited interim periods ended June 30, 1997 and 1996, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations although the Company believes the disclosures are adequate to make the interim period information presented herein not misleading.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant areas requiring the use of estimates relate to the fair value of financial instruments and useful lives for depreciation and amortization. Actual results may differ from those estimates.

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

     STOCK-BASED COMPENSATION

     In 1997, the Company awarded eligible employees stock options, see Note
5. The Company accounts for the stock options in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". Under SFAS 123, this plan requires either recording compensation expense or disclosing the pro forma impact on net income and earnings per share as if the Company elected to record compensation expense. The Company has elected to disclose pro forma information required by SFAS 123 in the annual consolidated financial statements.

     COMMODITY RISK MANAGEMENT

         NON-TRADING ACTIVITIES

     The Company utilizes various exchange-traded and over-the-counter commodity financial instrument contracts to hedge the anticipated purchases and sales of natural gas and NGLs and current operating margins (non-trading activities). The principal financial instruments utilized are futures, options, forward contracts and price and basis swaps. Financial instruments are designated as a hedge at inception where there is a direct relationship to the price risk associated with the Company's future sales and purchases of commodities used in the Company's operations. Hedges of anticipated transactions are accounted for under the deferral method with gains and losses on these transactions recognized in revenues when the hedged transaction

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (THOUSANDS OF DOLLARS)

1. BASIS OF PRESENTATION (CONTINUED)

occurs. Gains and losses on the early termination or maturity of commodity financial instrument contracts designated as hedges are deferred and included in revenues in the period the hedged transaction is recorded. If the direct relationship to price risk ceases to exist, the difference in the carrying value and fair value of a commodity financial instrument is recognized as a gain or loss in revenues in the period the direct relationship ceases to exist. Future changes in fair value of the commodity financial instrument are recognized as gains or losses in revenues in the period of change. Most of the Company's hedging activities could tend to reduce the Company's participation in rising margins but are intended to limit the Company's exposure to loss during periods of declining margins.

     NEW ACCOUNTING STANDARD

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Adoption of SFAS 130 is required for fiscal years beginning after December 15, 1997, although earlier adoption is encouraged. Based on the Company's current operations, SFAS 130 is not anticipated to have a material effect on the Company's Consolidated Financial Statements.

2. STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information for cash paid for interest and income taxes by the Company:


                                              Six Months Ended
                                                  June 30,
                                           ----------------------
                                            1997            1996
                                           ------          ------
Interest, net of amount capitalized        $9,552          $7,027
Income taxes                               $8,553          $3,044

3. COMMITMENTS AND CONTINGENCIES

     LETTERS OF CREDIT AND GUARANTIES

     The Company has issued irrevocable standby letters of credit totaling $16,016 at June 30, 1997. The standby letters of credit, which generally have terms from one to three months, collateralize obligations to third parties for the purchase of gas. The standby letters of credit are issued pursuant to a line of credit maintained by the Company. The line of credit securing the letters of credit has been amended to extend the maturity to June 30, 1998. At June 30, 1997, the borrowing base was $18,000 with no principal outstanding.

     The Company issued financial guarantees of approximately $250 at June 30, 1997, related to business activities of a 50% owned subsidiary. Management does not believe it is probable that the financial guarantees will be exercised.

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

        TAXES

        The Internal Revenue Service (IRS) has examined and proposed adjustments to UtiliCorp United Inc.'s (UtiliCorp) consolidated Federal income tax returns for 1988 through 1993. The proposed adjustment affecting the Company is to lengthen the depreciable life of certain pipeline assets owned by the Company. The Company has filed a petition in U.S. Tax Court contesting the IRS proposed adjustments for the tax years of 1990 through 1992. The Company plans to file a similar petition for 1993 of which the IRS has also proposed an adjustment on the same issue. The Company intends to vigorously contest the proposed adjustment and believes it is reasonably possible it will prevail. It is expected that additional assessments for the years 1994 through the present would be made on the same issue. Under the provisions of the tax sharing agreement with Aquila Energy Corporation (Aquila Energy) and UtiliCorp, the Company would be liable to UtiliCorp for additional taxes of approximately $7,300 for the audit period and through the present plus potential interest of approximately $2,100. The additional taxes would result in an adjustment to the deferred tax liability with no effect on net income, while any payment of interest would affect net income. The Company expects that the ultimate resolution of this matter will not have a material adverse effect on its financial position.

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

4. INVESTMENT IN OASIS PIPE LINE COMPANY

     On April 1, 1997, the Company received $16,800 from El Paso Natural Gas Company for its exercise of an option arrangement to acquire 5% of all the capital stock of Oasis Pipe Line Company (Oasis) and the related transportation rights. The Company, after the exercise of the option arrangement, owns 35% of the capital stock of Oasis and has 280 million cubic feet per day (MMcf/d) of firm intrastate transportation capacity. The exercise of the option arrangement resulted in no gain or loss on disposition to the Company. The proceeds were utilized to paydown on the Company's revolving debt.

5. BENEFIT PLANS

     In May 1997, the stockholders approved the 1997 Stock Incentive Plan (the Plan). The Plan allows for awards of up to 500,000 shares of the Company's common stock. The Plan provides for granting of options to purchase common stock, awards of restricted stock, stock appreciation rights, performance units or performance shares and other stock-based awards to eligible employees, subject to certain restrictions. Generally, options and other stock-based awards are granted with an exercise price at not less than 100% of the closing market price on the date of the grant.

     In 1997, the Company granted 35,000 options to purchase the Company's common stock at an exercise price of $14.00 per share. The options become exercisable in installments of one-third per year from the date of grant.


6. DEBT

     On April 1, 1997, the Company entered into a Loan Agreement (the Loan) with Aquila Energy for an amount of $16,250. The Loan is unsecured and bears interest at 6.83% due semi-annually. The principal amount of the Loan shall be repaid to Aquila Energy by October 15, 2006. The Loan also requires the Company to comply with certain financial covenants and limits the activities of the Company in other ways.

     On June 1, 1997, the Company voluntarily reduced its commitment, by $40,000, of its revolving credit agreements with Aquila Energy. The Company, at June 30, 1997, has a commitment of $128,000, with outstanding principal of $113,750, on its revolving credit agreements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


    The following discussion and analysis relates to the condensed consolidated financial position and results of operations of the Company for the three and six months ended June 30, 1997 and 1996. Reference should be made to the Condensed Consolidated Financial Statements and the Notes thereto. The increase in 1997 off-system results of operations and the equity in net income of affiliate are primarily the result of the July 1, 1996 acquisition of Oasis Pipe Line Company (Oasis).


                                    Three Months Ended            Period 1996           Six Months Ended           Period 1996
                                         June 30,               to 1997 Change              June 30,             to 1997 Change
                                   ----------------------      ------------------      -------------------      ------------------
                                     1997         1996         Amount     Percent       1997       1996        Amount      Percent
                                   ---------    ---------      -------    --------     -------    --------     --------    -------
                                                               (Dollars in millions, except price data)
FINANCIAL DATA:

Natural gas revenues               $    188.7   $  147.4      $   41.3         28 %    $  432.9    $  290.6     $  142.3       49 %
Natural gas liquids (NGLs)
    revenues                             19.5       19.7           (.2)        (1)%        48.5        41.4          7.1       17 %
                                   ----------   --------      --------                 --------    --------     --------
    Total operating revenues            208.2      167.1          41.1         25 %       481.4       332.0        149.4       45 %
                                   ----------   --------      --------                 --------    --------     --------
Cost of sales                           177.1      136.1          41.0         30 %       415.7       266.9        148.8       56 %
                                   ----------   --------      --------                 --------    --------     --------
    Gross margin                         31.1       31.0            .1          1 %        65.7        65.1           .6        1 %
                                   ----------   --------      --------                 --------    --------     --------
Operating expenses                        5.8        5.6            .2          4 %        11.4        11.5          (.1)      (1)%
General and administrative
    expenses                              3.7        4.2           (.5)       (12)%         8.2         9.8         (1.6)     (16)%
Depreciation and amortization             6.3        5.8            .5          9 %        12.6        11.5          1.1       10 %
Interest and debt expenses, net           4.3        3.3           1.0         30 %         8.8         7.7          1.1       14 %
Equity in net income of affiliate          .2         --            .2        100 %          .3          --           .3      100 %
Provision in lieu of income tax
    expense                               4.2        4.6           (.4)        (9)%         9.3         9.3           --       -- %
                                   ----------   --------      --------                 --------    --------     --------
    Net income                     $      7.0   $    7.5      $    (.5)        (7)%   $    15.7   $    15.3    $      .4        3 %
                                   ==========   ========      ========                =========   =========    =========
OPERATING DATA:

Natural gas (MMcf/d):
    Throughput sold                       378        382            (4)        (1)%         344         375          (31)      (8)%
    Throughput transported                156        151             5          3 %         151         145            6        4 %
                                   ----------   --------      --------                 --------    --------     --------
    Total  throughput                     534        533             1          1 %         495         520          (25)      (5)%
                                   ----------   --------      --------                 --------    --------     --------
    Marketed off-system excluding
        Oasis                             434        366            68         19 %         422         362           60       17 %
    Marketed off-system Oasis             208         --           208        100 %         224          --          224      100 %
                                   ----------   --------      --------                 --------    --------     --------
    Total marketed off-system             642        366           276         75 %         646         362          284       78 %
                                   ----------   --------      --------                 --------    --------     --------
    Total throughput and
        marketed off-system             1,176        899           277         31 %       1,141         882          259       29 %
                                   ==========   ========      ========                =========   =========    =========
Gross NGLs production (MBbls/d)            38         40            (2)        (5)%          39          40           (1)      (3)%
Average natural gas price ($/Mcf)  $     2.02   $   2.15      $   (.13)        (6)%   $    2.38   $    2.15     $    .23       11 %
Average NGLs price ($/gallon)      $      .30   $    .32      $   (.02)        (6)%   $     .35   $     .31     $    .04       13 %



    1997 OUTLOOK

    Results of operations for the remainder of the year will be influenced by many factors, including system throughput volumes and gas marketing margins. The Company's connection of the Brown #1-H and Eberele #1 wells during March, 1997 contributed to the increase in gas throughput volumes in the 1997 second quarter compared to the 1997 first quarter. However, recent offset development activity subsequent to connection of these wells has not been as favorable.

    As a result, gas throughput for the month of July has declined to approximately 470 million cubic feet per day (MMcf/d). Producers have indicated in discussions with the Company that they are continuing to drill in the area of the Brown #1-H and Eberele #1 wells and plan to drill further offsets and extension wells.

    The Company is well positioned to gather additional gas supply as it develops because of its contractual commitments and the location of its facilities. However, given the Company's projected flat throughput volumes and lower gas marketing margins, the Company will be unlikely to match the Company's 1996 earnings performance in the second half of this year.

    Gas marketing margins will be affected by the relative differential of gas values between the West Texas Waha hub and the Katy hub near Houston due to the Company's interest in Oasis which provides 280 MMcf/d of firm transportation capacity. The forward market reflected by futures contracts and cash markets shows that the differential has declined to the $.05 per Mcf range for the 1997 third quarter as contrasted to the $.09 per Mcf average for the 1997 second quarter and $.13 per Mcf for the year 1996. The Company may mitigate the lower differentials through its marketing operations, but the downward trend in the forward market affects the earnings potential of the Company's gas marketing operations if the lower forward differentials are actually realized. Such current lower differentials may not reflect the long-term transportation value of the pipeline service.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

    Total operating revenues increased 25% to $208.2 million in 1997 compared to $167.1 million in 1996. Natural gas revenues increased 28% to $188.7 million in 1997 compared to $147.4 million in 1996 partially as the result of the activity related to the Oasis off-system marketing which contributed natural gas revenues of $40.9 million with associated marketed natural gas volumes of 208 MMcf/d. Excluding Oasis off-system marketing activity, natural gas revenues increased 1% to $147.8 million primarily due to a 9% increase in natural gas throughput sold and marketed to 812 MMcf/d in 1997 from 748 MMcf/d in 1996 offset by a 6% decrease in the average natural gas price to $2.02 per Mcf in 1997 from $2.15 per Mcf in 1996.

    NGLs revenues decreased 1% to $19.5 million in 1997 compared to $19.7 million in 1996 as the result of a 5% decrease in gross NGLs production to 38,000 barrels per day (Bbls/d) in 1997 compared to 40,000 Bbls/d in 1996 and a 6% decrease in the average NGLs price to $.30 per gallon in 1997 from $.32 per gallon in 1996. In 1997, the Company has recognized a gain of approximately $.8 million associated with its hedging activities of NGLs.

    Cost of sales was $177.1 million, or 85% of operating revenues, in 1997 compared to $136.1 million, or 81% of operating revenues, in 1996. The increase in the percentage is primarily due to a higher cost of gas supply for the pipeline systems and the increase in overall off-system marketing activities which have lower gross margin percentages. Cost of sales increased, primarily, as the result of an increase in the Oasis off-system marketing activity and in the volume of natural gas sold and marketed offset by a decrease in average natural gas price.

    Gross margin (operating revenues less cost of sales, which includes only the direct cost of gas sold and does not include any related operating expenses) was $31.1 million, or 15% of operating revenues, in 1997 compared to $31.0 million, or 19% of operating revenues, in 1996. The decrease in percentage is primarily due to a higher cost of gas supply for the pipeline systems and to the increase in overall off-system marketing activities which have lower gross margin percentages. The increase in the gross margin is due mainly to an increase in the volume of natural gas sold and marketed offset by a decrease in NGLs revenues.

    Operating expenses increased 4% to $5.8 million in 1997 compared to $5.6 million in 1996 primarily as a result of recording additional operating expenses associated with an increase in the ownership percentage of the Company's interest in a joint venture.

    General and administrative expenses decreased 12% to $3.7 million in 1997 compared to $4.2 million in 1996 due to a reduction in compensation costs. The Company accrues compensation related to the stock appreciation rights (SARs) based on the price of the Company's common stock. Based on the Company's stock price in 1996 the Company increased its accrual for SARs while in 1997 the Company decreased its accrual for SARs, which resulted in a decrease between periods of $.2 million.

    Depreciation and amortization increased 9% to $6.3 million in 1997 compared to $5.8 million in 1996 primarily as the result of fixed asset additions on the Southeast Texas Pipeline System (SETPS) and the amortization of the transportation rights related to Oasis.

    Interest and debt expenses increased 30% to $4.3 million in 1997 compared to $3.3 million in the 1996 period primarily as a result of the Oasis acquisition offset by the 1996 recording of $1.2 million of cumulative interest associated with certain agreed-upon tax issues with the Internal Revenue Service (IRS) resulting from the IRS examination of certain UtiliCorp United, Inc. (UtiliCorp) Federal income tax returns (further discussed in the following paragraph).

    Provision in lieu of income tax expense decreased 9% to $4.2 million in 1997 compared to $4.6 million in 1996 due, primarily, to a decrease in income before income taxes in 1997 compared to 1996. UtiliCorp has agreed with the IRS on certain tax issues as a result of the IRS audits of certain UtiliCorp Federal income tax returns (hereinafter referred to as "agreed-upon tax issues"). The Company will be liable to UtiliCorp for approximately $1.2 million, under the provisions of the tax sharing agreement, once UtiliCorp assesses the Company for the agreed-upon tax issues. In June 1997, the Company paid UtiliCorp $2.0 million for agreed-upon tax issues relating to 1990 and 1991 IRS audits of UtiliCorp's Federal income tax returns. The payment of the income taxes associated with the agreed-upon tax issues will have no effect on net income, as it will be an adjustment to the deferred tax liability.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

    Total operating revenues increased 45% to $481.4 million in 1997 compared to $332.0 million in 1996. Natural gas revenues increased 49% to $432.9 million in 1997 compared to $290.6 million in 1996 partially as the result of the activity related to the Oasis off-system marketing which contributed natural gas revenues of $107.7 million with associated marketed natural gas volumes of 224 MMcf/d. Excluding Oasis off-system marketing activity, natural gas revenues increased 12% to $325.2 million primarily due to an 11% increase in the average natural gas price to $2.38 per Mcf in 1997 from $2.15 per Mcf in 1996. Natural gas throughput decreased 5% to 495 MMcf/d in 1997 from 520 MMcf/d in 1996 due to a reduction in well connect activity and normal production declines on the SETPS.

    NGLs revenues increased 17% to $48.5 million in 1997 compared to $41.4 million in 1996 as the result of a 13% increase in the average NGLs price to $.35 per gallon from $.31 per gallon offset by a 3% decrease in gross NGLs production to 39,000 Bbls/d in 1997 compared to 40,000 Bbls/d in 1996. In 1997, the Company has recognized a gain of approximately $2.7 million associated with its hedging activities of NGLs.

    Cost of sales was $415.7 million, or 86% of operating revenues, in 1997 compared to $266.9 million, or 80% of operating revenues, in 1996. The increase in the percentage is primarily due to a higher cost of gas supply for the pipeline systems and the increase in overall off-system marketing activities which have lower gross margin percentages. Cost of sales increased, primarily as the result of an increase in the average natural gas price and the Oasis off-system marketing activity.

    Gross margin (operating revenues less cost of sales, which includes only the direct cost of gas sold and does not include any related operating expenses) was $65.7 million, or 14% of operating revenues, in 1997 compared to $65.1 million, or 20% of operating revenues, in 1996. The decrease in percentage is primarily due to a higher cost of gas supply for the pipeline systems and to the increase in overall off-system marketing activities which have lower gross margin percentages. The increase in the gross margin is due mainly to an increase in NGLs revenues offset by lower gross margin from the pipeline systems as a result of decreased throughput volumes and higher cost of gas supply.

    Operating expenses decreased 1% to $11.4 million in 1997 compared to $11.5 million in 1996 primarily as a result of a reduction in the insurance expense on the pipeline systems offset by recording additional expenses associated with an increase in the ownership percentage of the Company's interest in a joint venture.

    General and administrative expenses decreased 16% to $8.2 million in 1997 compared to $9.8 million in 1996 due primarily to decreased compensation and service agreement costs. The accrual for SARs between 1997 and 1996 decreased $.8 million. In 1997, the Company's service agreement costs were lower by $.4 million as compared to 1996.

    Depreciation and amortization increased 10% to $12.6 million in 1997 compared to $11.5 million in 1996 primarily as the result of fixed asset additions on the SETPS and the amortization of the transportation rights related to Oasis.

    Interest and debt expenses increased 14% to $8.8 million in 1997 compared to $7.7 million in the 1996 period primarily as a result of the Oasis acquisition offset by the 1996 recording of $1.4 million of cumulative interest associated with certain agreed-upon tax issues with the IRS resulting from the IRS examination of certain UtiliCorp Federal income tax returns.

     Provision in lieu of income tax expense remained the same at $9.3 million in 1997 and 1996 as a result of comparable income before income taxes in both periods.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generates significant cash from operations and expects such cash as well as borrowings to be its primary source of liquidity. The $2.1 million working capital deficit at June 30, 1997 is expected to be satisfied by drawings on the Company's revolving credit agreements and cash flow from operations. The significant decrease in the Company's accounts receivable and accounts payable at June 30, 1997 is mainly the result of lower commodity prices at June 30, 1997 as compared to December 31, 1996. The Company's primary uses of cash are capital expenditures, acquisitions, working capital requirements, dividends and debt repayment. The Company's historical additions to pipeline, property, plant and equipment were $13.0 million and $27.5 million for the six months ended June 30, 1997 and the year ended December 31, 1996, respectively. Capital expenditures are expected to be approximately $37.4 million in 1997, excluding business acquisitions.

    On April 1, 1997, the Company received $16.8 million from El Paso Natural Gas Company upon their exercise of certain option arrangements to acquire 5% of all the capital stock of Oasis and related transportation rights from the Company. The proceeds were utilized to paydown the Company's revolving debt.

    The Company maintains revolving credit agreements (the Revolvers), as amended, with Aquila Energy Corporation (Aquila Energy) to provide funds for general corporate purposes. In June 1997, the Company voluntarily reduced its commitment, by $40.0 million, on its Revolvers which reduces the available borrowings on the Revolvers to $128.0 million. There was $113.8 million outstanding on the Revolvers at June 30, 1997. The total amount available to borrow on the Revolvers was $14.2 million. The maturity dates on the Revolvers automatically renew in one year periods from each commitment period (the fourth quarter of any given year) unless Aquila Energy gives at least one year notice not to renew from the commitment period.
Currently, the maturity dates of the Revolvers are in the fourth quarter of 1998.

    The Company also has a Loan Agreement (the Loan) with Aquila Energy for an amount of $50.0 million, which matures in 2005, to provide funds for general corporate purposes. The Loan requires the Company to meet and maintain certain financial covenants and limits the activities of the Company in other ways. At June 30, 1997, $50.0 million was outstanding under the Loan and the Company was in compliance with such covenants.

    In April 1997, the Company entered into a Loan Agreement (the Loan Agreement) with Aquila Energy for an amount of $16.3 million, which matures in 2006, to provide funds for general corporate purposes. The Loan Agreement will require the Company to meet and maintain certain financial covenants and limits the activities of the Company in other ways. At June 30, 1997, $16.3 million was outstanding under the Loan Agreement and the Company was in compliance with such covenants.

    The 8.29% Senior Notes issued by Aquila Southwest Energy Corporation (Aquila Southwest), a subsidiary of the Company, in 1992 require principal payments of $12.5 million annually. Such principal payments are expected to be made from cash flows from operations and borrowings. The 8.29% Senior Note purchase agreement has numerous covenants which affect the Company and Aquila Southwest. These covenants limit the ability to make dividend payments and incur debt, require maintenance of certain financial ratios and limit the activities of Aquila Southwest in other ways. Failure to maintain the required ratios may ultimately result in an acceleration of payments due. At June 30, 1997, $75.0 million was outstanding on the Senior Notes and the Company was in compliance with such covenants.

    The Company believes the cash generated from operations and borrowings under the Revolvers will be adequate to fund working capital requirements, debt service payments and planned capital expenditures. Future acquisitions or large capital expenditures in excess of current plans would require additional financing that the Company expects would be available through additional debt facilities.

NEW ACCOUNTING STANDARD

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements . Adoption of SFAS 130 is required for fiscal years beginning after December 15, 1997, although earlier adoption is encouraged. Based on the Company's current operations, SFAS 130 is not anticipated to have a material effect on the Company's consolidated financial statements.

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

    None.

Item 3.  Defaults upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

    The Company held its annual meeting of shareholders on May 15, 1997. The following items were voted upon: Harvey J. Padewar and Gary L. Downey were elected by the stockholders to hold the office of Directors of the Company for the term of three (3) years. Continuing directors are Charles K. Dempster, Robert L. Howell and John L. Mosle, Jr. The vote for Mr. Padewar was 28,499,955 for, none against, 58,203 withheld, no abstentions and no broker non-votes. The vote for Mr. Downey was 28,499,555 for, none against, 58,603 withheld, no abstentions and no broker non-votes.

    Stockholders also approved the Aquila Gas Pipeline Corporation 1997 Stock Incentive Plan (the Plan). The vote for the Plan was 25,751,267 for, 2,759,541 against, none withheld, 47,350 abstentions and no broker non-votes.

Item 5.  Other Information.

    None.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)   List of Exhibits.

         Incorporated herein by reference to Index to Exhibits.

    (b)   Reports on Form 8-K.

         None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       AQUILA GAS PIPELINE CORPORATION
                                       (Registrant)





                                       /s/ Damon C. Button
                                       --------------------------------------
         Date:    August 14, 1997      By: Damon C. Button
                                           Vice President, Treasurer
                                           and Chief Financial Officer

                               INDEX TO EXHIBITS



                                                                 Sequentially
    Exhibit                                                        Numbered
    Number                          Description                      Page
    ------                          -----------                  -----------
    10.1                            Loan Agreement dated April 1,
                                    1997 between Aquila Gas
                                    Pipeline Corporation and
                                    Aquila Energy Corporation

    27                              Financial Data Schedule