Form 10-Q
period 1997-09-30
AQUILA GAS PIPELINE CORP
filed 1997-11-13
CIK 911535

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    --------

                         Commission File Number 1-12426

                        AQUILA GAS PIPELINE CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               47-0731171
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

          Class                                 Outstanding on November 1, 1997
          -----                                 -------------------------------
Common stock, $.01 par value                              29,400,000

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS
                                                                                        September 30,      December 31,
                                                                                             1997              1996
                                                                                        -------------      ------------
                                                                                         (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents .....................................................     $     8,412      $    17,719
     Accounts receivable ...........................................................         126,906          156,667
     Inventories and exchanges .....................................................           4,307            3,630
     Materials and supplies ........................................................           6,272            5,022
                                                                                         -----------      -----------
           Total current assets ....................................................         145,897          183,038
                                                                                         -----------      -----------

INVESTMENT IN AFFILIATE, net .......................................................          97,022          110,814
                                                                                         -----------      -----------

PIPELINE, PROPERTY, PLANT AND EQUIPMENT, at cost:
     Natural gas pipelines .........................................................         438,445          423,222
     Plants and processing equipment ...............................................          76,538           68,115
                                                                                         -----------      -----------
                                                                                             514,983          491,337
     Less - Accumulated depreciation ...............................................        (111,812)         (95,463)
                                                                                         -----------      -----------
                                                                                             403,171          395,874
                                                                                         -----------      -----------

INTANGIBLE ASSETS, net .............................................................          32,325           37,313
                                                                                         -----------      -----------
OTHER, net .........................................................................           1,548            1,443
                                                                                         -----------      -----------

TOTAL ASSETS .......................................................................     $   679,963      $   728,482
                                                                                         ===========      ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt ..........................................     $    12,751      $    12,802
     Accounts payable ..............................................................         131,696          152,119
     Accrued expenses ..............................................................           9,827            8,712
     Accrued interest ..............................................................           3,101            4,393
     Income taxes payable to UtiliCorp United Inc. .................................           3,411            2,833
     Intercompany payable due to Aquila Energy Corporation .........................           5,144            1,038
                                                                                         -----------      -----------
          Total current liabilities ................................................         165,930          181,897
                                                                                         -----------      -----------
LONG-TERM DEBT .....................................................................         222,762          277,383
                                                                                         -----------      -----------
DEFERRED INCOME TAXES ..............................................................          72,054           68,987
                                                                                         -----------      -----------
OTHER LONG-TERM LIABILITIES ........................................................             178              557
                                                                                         -----------      -----------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 10,000,000 shares authorized, none
       outstanding at September 30, 1997 and December 31, 1996......................              --               --
     Common stock, $.01 par value, 50,000,000 shares authorized, 29,400,000
       shares issued and outstanding at September 30, 1997 and December 31, 1996 ...             294              294
     Additional paid-in capital ....................................................          90,297           90,297
     Retained earnings .............................................................         128,448          109,067
                                                                                         -----------      -----------
          Total stockholders' equity ...............................................         219,039          199,658
                                                                                         -----------      -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................................     $   679,963      $   728,482
                                                                                         ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                          Three Months Ended                  Nine Months Ended
                                                             September 30,                      September 30,
                                                    -----------------------------      -----------------------------
                                                        1997             1996              1997             1996
                                                    ------------     ------------      ------------     ------------
OPERATING REVENUES ............................     $    254,544     $    202,548      $    735,906     $    534,587
                                                    ------------     ------------      ------------     ------------
COSTS AND EXPENSES:
     Cost of sales ............................          226,927          170,663           642,649          437,620
     Operating ................................            5,626            5,932            16,989           17,416
     General and administrative ...............            4,091            4,106            12,333           13,889
     Depreciation and amortization ............            6,444            5,990            19,026           17,532
                                                    ------------     ------------      ------------     ------------
          Total costs and expenses ............          243,088          186,691           690,997          486,457
                                                    ------------     ------------      ------------     ------------

INCOME FROM OPERATIONS ........................           11,456           15,857            44,909           48,130

INTEREST AND DEBT EXPENSES, net ...............            4,246            3,636            13,029           11,287

EQUITY IN NET INCOME (LOSS) OF AFFILIATE ......              272              (35)              618              (35)
                                                    ------------     ------------      ------------     ------------

INCOME BEFORE INCOME TAXES ....................            7,482           12,186            32,498           36,808

PROVISION IN LIEU OF INCOME TAX EXPENSE .......            2,729            4,642            12,016           13,974
                                                    ------------     ------------      ------------     ------------

NET INCOME ....................................     $      4,753     $      7,544      $     20,482    $      22,834
                                                    ============     ============      ============     ============

EARNINGS PER SHARE ............................     $        .16     $        .26      $        .70     $        .78
                                                    ============     ============      ============     ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ....       29,400,000       29,400,000        29,400,000       29,400,000
                                                    ============     ============      ============     ============

CASH DIVIDENDS PER SHARE OF COMMON STOCK ......     $      .0125     $      .0125      $      .0375     $      .0375
                                                    ============     ============      ============     ============




See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                             (THOUSANDS OF DOLLARS)


                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                           ----------------------
                                                                                             1997          1996
                                                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income .....................................................................     $ 20,482      $ 22,834
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization ............................................       19,026        17,532
            Deferred income taxes ....................................................        3,067         7,592
            Dividends from affiliate .................................................           92           300
            Equity in net (income) loss of affiliate .................................         (618)           35
            Other non-cash items .....................................................          156           206
            Changes in operating assets and liabilities:
                    Accounts receivable ..............................................       35,435        (4,340)
                    Inventories and exchanges ........................................         (749)          598
                    Materials and supplies ...........................................       (1,126)          819
                    Accounts payable .................................................      (26,349)        4,645
                    Accrued expenses .................................................        1,000         4,317
                    Accrued interest .................................................       (1,292)          343
                    Income taxes payable to UtiliCorp United Inc. ....................          578         1,580
                    Intercompany payable due to Aquila Energy Corporation ............        4,504         5,675
                                                                                           --------      --------

             Net cash provided by operating activities ...............................       54,206        62,136
                                                                                           --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Business acquisitions ........................................................           --       (48,329)
        Additions to pipeline, property, plant and equipment .........................      (23,277)      (22,465)
        Proceeds from asset dispositions .............................................       17,076            --
                                                                                           --------      --------
                 Net cash used in investing activities ...............................       (6,201)      (70,794)
                                                                                           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      (Payments) borrowings under revolving credit agreements, net ...................      (57,874)       42,443
      Borrowings under loan agreement ................................................       16,250            --
      Principal payments of debt .....................................................      (14,253)      (12,759)
      Dividends ......................................................................       (1,101)       (1,101)
      Other ..........................................................................         (334)         (134)
                                                                                           --------      --------

                 Net cash (used in) provided by financing activities .................      (57,312)       28,449
                                                                                           --------      --------

   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..............................       (9,307)       19,791

   CASH AND CASH EQUIVALENTS, beginning of period ....................................       17,719         8,666
                                                                                           --------      --------

   CASH AND CASH EQUIVALENTS, end of period ..........................................     $  8,412      $ 28,457
                                                                                           ========      ========



See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (THOUSANDS OF DOLLARS)

1.   BASIS OF PRESENTATION

GENERAL

     The accompanying condensed consolidated financial statements of Aquila Gas Pipeline Corporation and subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments of a normal recurring nature have been made which the Company believes are necessary for a fair presentation of the Company's financial position and results of operations for such interim periods. These interim results are not necessarily indicative of the results for a full year. Certain information and note disclosures related to the unaudited interim periods ended September 30, 1997 and 1996, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations although the Company believes the disclosures are adequate to make the interim period information presented herein not misleading.

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

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. No material changes in accounting principles have occurred since this date.

STOCK-BASED COMPENSATION

     In 1997, the Company awarded eligible employees stock options. The Company accounts for the stock options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Under SFAS No. 123, this plan requires either recording compensation expense or disclosing the pro forma impact on net income and earnings per share as if the Company elected to record compensation expense. The Company has elected to disclose pro forma information required by SFAS No. 123 in the annual consolidated financial statements.

COMMODITY RISK MANAGEMENT

     NON-TRADING ACTIVITIES

     The Company utilizes various exchange-traded and over-the-counter commodity financial instrument contracts to hedge the anticipated purchases and sales of natural gas and NGLs and current operating margins (non-trading activities). The principal financial instruments utilized are futures, options, forward contracts and price and basis swaps. Financial instruments are designated as a hedge at inception where there is a direct relationship to the price risk associated with the Company's future sales and purchases of commodities used in the Company's operations. Hedges of anticipated transactions are accounted for under the deferral method with gains and losses on these transactions recognized in revenues when the hedged transaction occurs.

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

     TRADING ACTIVITIES

     The Company, from time-to-time, utilizes various exchange-traded and over-the-counter commodity financial instrument contracts for purposes of trading activities and evaluation of new hedging techniques. The Company enters into transactions for purposes of using its fundamental and technical analysis of market conditions to earn additional gross margin. The principal financial instruments utilized are futures, options, and basis swaps. Contracts entered into for trading purposes are accounted for under the mark-to-market method. Changes in fair value of these contracts are recognized as gains or losses in revenues currently and are recorded in the consolidated balance sheet as current assets and current liabilities at fair value at the reporting date. The Company determines the fair value of its exchanged-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The fair value of the Company's over-the-counter contracts is determined based on market-related indexes or by obtaining quotes from brokers.

NEW ACCOUNTING STANDARDS

     COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Adoption of SFAS No. 130 is required for fiscal years beginning after December 15, 1997, although earlier adoption is encouraged. Based on the Company's current operations, SFAS No. 130 is not anticipated to have a material effect on the Company's consolidated financial statements.

     SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes the way that public business enterprises report information about operating segments in annual and interim financial statements issued to shareholders. SFAS No. 131 establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company is currently evaluating the impact of SFAS No. 131.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                             (THOUSANDS OF DOLLARS)

2.   STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information for cash paid for interest and income taxes by the Company:


                                          Nine Months Ended
                                            September 30,
                                        -------------------
                                          1997       1996
                                        -------     -------
Interest, net of amount capitalized     $14,150     $11,319

Income taxes                            $ 8,553     $ 4,987


3.   COMMITMENTS AND CONTINGENCIES

     LETTERS OF CREDIT AND GUARANTIES

     The Company has issued irrevocable standby letters of credit totaling $13,110 at September 30, 1997. The standby letters of credit, which generally have terms from one to three months, collateralize obligations to third parties for the purchase of gas. The standby letters of credit are issued pursuant to a line of credit maintained by the Company. The line of credit securing the letters of credit has been amended to extend the maturity to June 30, 1998. At September 30, 1997, the borrowing base was $18,000 with no principal outstanding.

     The Company issued financial guarantees of approximately $250 at September 30, 1997, related to business activities of a 50% owned subsidiary. Management does not believe it is probable that the financial guarantees will be exercised.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (THOUSANDS OF DOLLARS)

3.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     TAXES

     The Internal Revenue Service (IRS) has examined and proposed adjustments to UtiliCorp United Inc.'s (UtiliCorp), the ultimate 82% owner of the Company, consolidated Federal income tax returns for 1988 through 1993. The proposed adjustment affecting the Company is to lengthen the depreciable life of certain pipeline assets owned by the Company. The Company has filed a petition in U.S. Tax Court contesting the IRS proposed adjustments for the tax years of 1990 through 1992. The Company plans to file a similar petition for 1993 of which the IRS has also proposed an adjustment on the same issue. The Company intends to vigorously contest the proposed adjustment and believes it is reasonably possible it will prevail. It is expected that additional assessments for the years 1994 through the present would be made on the same issue. Under the provisions of the tax sharing agreement with Aquila Energy Corporation (Aquila Energy) and UtiliCorp, the Company would be liable to UtiliCorp for additional taxes of approximately $7,500 for the audit period and through the present plus potential interest of approximately $2,400. The additional taxes would result in an adjustment to the deferred tax liability with no effect on net income, while any payment of interest would affect net income. The Company expects that the ultimate resolution of this matter will not have a material adverse effect on its financial position.

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

4.   INVESTMENT IN OASIS PIPE LINE COMPANY

     On April 1, 1997, the Company received $16,800 from El Paso Natural Gas Company for its exercise of an option arrangement to acquire 5% of all the capital stock of Oasis Pipe Line Company (Oasis) and the related transportation rights. The Company, after the exercise of the option arrangement, owns 35% of the capital stock of Oasis and has 280 million cubic feet per day (MMcf/d) of firm intrastate transportation capacity. The exercise of the option arrangement resulted in no gain or loss on disposition to the Company. The proceeds were utilized to pay down on the Company's revolving debt.

5.   DEBT

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

     On June 1, 1997, the Company voluntarily reduced its commitment of its revolving credit agreements with Aquila Energy by $40,000. The Company, at September 30, 1997, has a commitment of $128,000, with outstanding principal of $106,450, on its revolving credit agreements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following discussion and analysis relates to the condensed consolidated financial position and results of operations of the Company for the three and nine months ended September 30, 1997 and 1996. Reference should be made to the Condensed Consolidated Financial Statements and the Notes thereto. The increase in the nine months September 30, 1997 off-system results of operations and the equity in net income of affiliate are primarily the result of the July 1, 1996 acquisition of Oasis Pipe Line Company (Oasis).

                                             Three Months Ended            Period 1996
                                                September 30,              to 1997 Change
                                           ----------------------    ---------------------------
                                             1997          1996       Amount           Percent
                                           ---------    ---------    ---------       -----------
                                                (Dollars in millions, except price data)
FINANCIAL DATA:

Natural gas revenues                       $   234.2    $   177.8    $    56.4            32%
Natural gas liquids (NGLs) revenues             20.3         24.8         (4.5)          (18)%
                                           ---------    ---------    ---------
 Total operating revenues                      254.5        202.6         51.9            26%
                                           ---------    ---------    ---------
Cost of sales                                  226.9        170.7         56.2            33%
                                           ---------    ---------    ---------
 Gross margin                                   27.6         31.9         (4.3)          (13)%
                                           ---------    ---------    ---------
Operating expenses                               5.6          5.9          (.3)           (5)%
General and administrative expenses              4.1          4.1           --            --
Depreciation and amortization                    6.4          6.0           .4             7%
Interest and debt expenses, net                  4.2          3.6           .6            17%
Equity in net income of affiliate                 .3           --           .3           100%
Provision in lieu of income tax expense          2.8          4.8         (2.0)          (42)%
                                           ---------    ---------    ---------
 Net income                                $     4.8    $     7.5    $    (2.7)          (36)%
                                           =========    =========    =========

OPERATING DATA:

Natural gas (MMcf/d):
   Throughput sold                               346          327           19             6%
   Throughput transported                        139          138            1             1%
                                           ---------    ---------    ---------
     Total throughput                            485          465           20             4%
                                           ---------    ---------    ---------
   Marketed off-system excluding Oasis           605          391          214            55%
   Marketed off-system Oasis                     173          176           (3)           (2)%
                                           ---------    ---------    ---------
      Total marketed off-system                  778          567          211            37%
                                           ---------    ---------    ---------
       Total throughput and marketed
        off-system                             1,263        1,032          231            22%
                                           =========    =========    =========
Gross NGLs production (MBbls/d)                   38           42           (4)          (10)%
Average natural gas price ($/Mcf)          $    2.28    $    2.17    $     .11             5%
Average NGLs price ($/gallon)              $     .32    $     .35    $    (.03)           (9)%

                                             Nine Months Ended              Period 1996
                                                September 30,              to 1997 Change
                                           ----------------------    ---------------------------
                                             1997         1996        Amount           Percent
                                           ---------    ---------    ---------       -----------
                                              (Dollars in millions, except price data)
FINANCIAL DATA:

Natural gas revenues                       $   667.1    $   468.4    $   198.7            42%
Natural gas liquids (NGLs) revenues             68.8         66.2          2.6             4%
                                           ---------    ---------    ---------
 Total operating revenues                      735.9        534.6        201.3            38%
                                           ---------    ---------    ---------
Cost of sales                                  642.6        437.6        205.0            47%
                                           ---------    ---------    ---------
 Gross margin                                   93.3         97.0         (3.7)           (4)%
                                           ---------    ---------    ---------
Operating expenses                              17.0         17.4          (.4)           (2)%
General and administrative expenses             12.3         13.9         (1.6)          (12)%
Depreciation and amortization                   19.0         17.5          1.5             9%
Interest and debt expenses, net                 13.0         11.3          1.7            15%
Equity in net income of affiliate                 .6           --           .6           100%
Provision in lieu of income tax expense         12.1         14.1         (2.0)          (14)%
                                           ---------    ---------    ---------
 Net income                                $    20.5    $    22.8    $    (2.3)          (10)%
                                           =========    =========    =========


OPERATING DATA:

Natural gas (MMcf/d):
   Throughput sold                               344          359          (15)           (4)%
   Throughput transported                        147          141            6             4%
                                           ---------    ---------    ---------
     Total throughput                            491          500           (9)           (2)%
                                           ---------    ---------    ---------
   Marketed off-system excluding Oasis           481          372          109            29%
   Marketed off-system Oasis                     207           59          148           251%
                                           ---------    ---------    ---------
      Total marketed off-system                  688          431          257            60%
                                           ---------    ---------    ---------
       Total throughput and marketed
        off-system                             1,179          931          248            27%
                                           =========    =========    =========
Gross NGLs production (MBbls/d)                   39           41           (2)           (5)%
Average natural gas price ($/Mcf)          $    2.35    $    2.16    $     .19             9%
Average NGLs price ($/gallon)              $     .34    $     .33    $     .01             3%

RESULTS OF OPERATIONS

    The Company's results of operations are primarily determined by the volume of gas purchased, processed and resold in its gas gathering systems and processing plants, as well as its off-system marketing activities. Fluctuations in the price levels of natural gas and NGLs also affect results of operations since the Company generally receives a portion of the natural gas and NGLs revenue from natural gas throughput. Most of the Company's operating costs do not vary directly with volume on existing systems; thus, increases or decreases in volumes on existing systems generally have a direct effect on net income.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    Total operating revenues increased 26% to $254.5 million in 1997 compared to $202.6 million in 1996. Natural gas revenues increased 32% to $234.2 million in 1997 compared to $177.8 million in 1996 as the result of a 26% increase in natural gas throughput sold and marketed to 1,124 million cubic feet per day (MMcf/d) in 1997 from 894 MMcf/d in 1996 and a 5% increase in the average natural gas price to $2.28 per Mcf in 1997 from $2.17 per Mcf in 1996.

    NGLs revenues decreased 18% to $20.3 million in 1997 compared to $24.8 million in 1996 as the result of a 10% decrease in gross NGLs production to 38,000 barrels per day (Bbls/d) in 1997 compared to 42,000 Bbls/d in 1996 and a 9% decrease in the average NGLs price to $.32 per gallon in 1997 from $.35 per gallon in 1996.

    Cost of sales was $226.9 million, or 89% of operating revenues, in 1997 compared to $170.7 million, or 84% of operating revenues, in 1996. The increase in the percentage is primarily due to a higher cost of gas supply for the pipeline systems and the increase in overall off-system marketing activities which have lower gross margin percentages. Cost of sales increased as the result of an increase in the volume of natural gas sold and marketed and in the average natural gas price.

    Gross margin (operating revenues less cost of sales, which includes only the direct cost of gas sold and does not include any related operating expenses) was $27.6 million, or 11% of operating revenues, in 1997 compared to $31.9 million, or 16% of operating revenues, in 1996. The decrease in percentage is primarily due to a higher cost of gas supply for the pipeline systems and to the increase in overall off-system marketing activities which have lower gross margin percentages. The decrease in the gross margin is due mainly to a decrease in NGLs revenues and a reduction in heating value and NGLs content in the natural gas delivered to the Company at the wellhead offset by an increase in the volume of natural gas sold and marketed.

    Operating expenses decreased 5% to $5.6 million in 1997 compared to $5.9 million in 1996 primarily as a result of reduced plant and gathering system operations maintenance. General and administrative expenses were held constant at $4.1 million in 1997 and 1996.

    Depreciation and amortization increased 7% to $6.4 million in 1997 compared to $6.0 million in 1996 primarily as the result of fixed asset additions on the Southeast Texas Pipeline System (SETPS).

    Interest and debt expenses increased 17% to $4.2 million in 1997 compared to $3.6 million in the 1996 period primarily as a result of the increased debt balances for asset additions offset by the reduction of $.1 million of interest recorded in 1997 as compared to 1996 associated with certain agreed-upon tax issues with the Internal Revenue Service (IRS) resulting from the IRS examination of certain UtiliCorp United, Inc. (UtiliCorp) Federal income tax returns (further discussed in the following paragraph).

    Provision in lieu of income tax expense decreased 42% to $2.8 million in 1997 compared to $4.8 million in 1996 due, primarily, to a decrease in income before income taxes in 1997 compared to 1996. UtiliCorp has agreed with the IRS on certain tax issues as a result of the IRS audits of 1992 through 1993 UtiliCorp Federal income tax returns (hereinafter referred to as "agreed-upon tax issues"). The Company, at September 30, 1997, will be liable to UtiliCorp for approximately $1.2 million, under the provisions of the tax sharing agreement, once UtiliCorp assesses the Company for the agreed-upon tax issues. In June 1997, the Company paid UtiliCorp $2.0 million for agreed-upon tax issues relating to 1990 and 1991 IRS audits of UtiliCorp's Federal income tax returns. The payment of the income taxes associated with these agreed-upon tax issues will have no effect on net income, as it will be an adjustment to the deferred tax liability.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    Total operating revenues increased 38% to $735.9 million in 1997 compared to $534.6 million in 1996. Natural gas revenues increased 42% to $667.1 million in 1997 compared to $468.4 million in 1996 partially as the result of the activity related to the Oasis off-system marketing which contributed natural gas revenues of $144.4 million with associated marketed natural gas volumes of 207 MMcf/d. Excluding Oasis off-system marketing activity, natural gas revenues increased 12% to $522.7 million due to a 9% increase in the average natural gas price to $2.35 per Mcf in 1997 from $2.16 per Mcf in 1996 and an increase in natural gas throughput sold and marketed to 825 MMcf/d in 1997 from 731 MMcf/d in 1996.

    NGLs revenues increased 4% to $68.8 million in 1997 compared to $66.2 million in 1996 as the result of a 3% increase in the average NGLs price to $.34 per gallon from $.33 per gallon offset by a 5% decrease in gross NGLs production to 39,000 Bbls/d in 1997 compared to 41,000 Bbls/d in 1996. In 1997, the Company has recognized a gain of approximately $2.7 million associated with its hedging activities of NGLs.

    Cost of sales was $642.6 million, or 87% of operating revenues, in 1997 compared to $437.6 million, or 82% of operating revenues, in 1996. The increase in the percentage is primarily due to a higher cost of gas supply for the pipeline systems and the increase in overall off-system marketing activities which have lower gross margin percentages. Cost of sales increased primarily as the result of an increase in the average natural gas price and the Oasis off-system marketing activity.

    Gross margin (operating revenues less cost of sales, which includes only the direct cost of gas sold and does not include any related operating expenses) was $93.3 million, or 13% of operating revenues, in 1997 compared to $97.0 million, or 18% of operating revenues, in 1996. The decrease in percentage is primarily due to a higher cost of gas supply for the pipeline systems and to the increase in overall off-system marketing activities which have lower gross margin percentages. The decrease in the gross margin is due to lower gross margins from the pipeline systems as a result of decreased throughput volumes and higher cost of gas supply offset by an increase in NGLs revenues.

    Operating expenses decreased 2% to $17.0 million in 1997 compared to $17.4 million in 1996 primarily as a result of a reduction in the insurance expense and maintenance on the plant and gathering systems offset by recording additional expenses associated with an increase in the ownership percentage of the Company's interest in a joint venture.

    General and administrative expenses decreased 12% to $12.3 million in 1997 compared to $13.9 million in 1996 due primarily to decreased compensation and service agreement costs. The Company accrues compensation related to the Stock Appreciation Rights (SARs) based on the price of the Company's common stock. Based on the Company's stock price, the accrual for SARs between 1997 and 1996 decreased $1.0 million. In 1997, the Company's service agreement costs were lower by $.5 million as compared to 1996.

    Depreciation and amortization increased 9% to $19.0 million in 1997 compared to $17.5 million in 1996 primarily as the result of asset additions on the SETPS and the amortization of the transportation rights related to Oasis.

    Interest and debt expenses increased 15% to $13.0 million in 1997 compared to $11.3 million in the 1996 period primarily as a result of the Oasis acquisition offset by the reduction of $1.4 million of interest recorded in 1997 as compared to 1996 associated with certain agreed-upon tax issues with the IRS resulting from the IRS examination of certain UtiliCorp Federal income tax returns.

    Provision in lieu of income tax expense decreased 14% to $12.1 million in 1997 compared to $14.1 million in 1996 as a result of a decrease in income before taxes in 1997 compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generates significant cash from operations and expects such cash as well as borrowings to be its primary source of liquidity. The $20.0 million working capital deficit at September 30, 1997 is expected to be satisfied by drawings on the Company's revolving credit agreements and cash flow from operations. The significant decrease in the Company's accounts receivable and accounts payable at September 30, 1997 is mainly the result of lower commodity prices at September 30, 1997 as compared to December 31, 1996. The Company's primary uses of cash are capital expenditures, acquisitions, working capital requirements, dividends and debt repayment. The Company's historical additions to pipeline, property, plant and equipment were $23.3 million and $27.5 million for the nine months ended September 30, 1997 and the year ended December 31, 1996, respectively. Capital expenditures are expected to be approximately $33.6 million in 1997, excluding business acquisitions.

    On April 1, 1997, the Company received $16.8 million from El Paso Natural Gas Company upon their exercise of certain option arrangements to acquire 5% of all the capital stock of Oasis and related transportation rights from the Company. The proceeds were utilized to paydown the Company's revolving debt.

    The Company maintains revolving credit agreements (the Revolvers), as amended, with Aquila Energy Corporation (Aquila Energy) to provide funds for general corporate purposes. In June 1997, the Company voluntarily reduced its commitment, by $40.0 million, on its Revolvers which reduces the available borrowings on the Revolvers to $128.0 million. There was $106.5 million outstanding on the Revolvers at September 30, 1997. The total amount available to borrow on the Revolvers was $21.5 million. The maturity dates on the Revolvers automatically renew in one year periods from each commitment period (the fourth quarter of any given year) unless Aquila Energy gives at least one year notice not to renew from the commitment period. Currently, the maturity dates of the Revolvers are in the fourth quarter of 1998, however; the maturity date is expected to be automatically renewed to the fourth quarter of 1999.

    The Company also has a Loan Agreement (the Loan) with Aquila Energy for an amount of $50.0 million, which matures in 2005, to provide funds for general corporate purposes. The Loan requires the Company to meet and maintain certain financial covenants and limits the activities of the Company in other ways. At September 30, 1997, $50.0 million was outstanding under the Loan and the Company was in compliance with such covenants.

    In April 1997, the Company entered into a Loan Agreement (the Loan Agreement) with Aquila Energy for an amount of $16.3 million, which matures in 2006, to provide funds for general corporate purposes. The Loan Agreement requires the Company to meet and maintain certain financial covenants and limits the activities of the Company in other ways. At September 30, 1997, $16.3 million was outstanding under the Loan Agreement and the Company was in compliance with such covenants.

    The 8.29% Senior Notes issued by Aquila Southwest Energy Corporation (Aquila Southwest), a subsidiary of the Company, in 1992 require principal payments of $12.5 million annually. Such principal payments are expected to be made from cash flows from operations and borrowings. The 8.29% Senior Note purchase agreement has numerous covenants which affect the Company and Aquila Southwest. These covenants limit the ability to make dividend payments and incur debt, require maintenance of certain financial ratios and limit the activities of Aquila Southwest in other ways. Failure to maintain the required ratios may ultimately result in an acceleration of payments due. At September 30, 1997, $62.5 million was outstanding on the Senior Notes and the Company was in compliance with such covenants.

    The Company believes the cash generated from operations and borrowings under the Revolvers will be adequate to fund working capital requirements, debt service payments and planned capital expenditures. Future acquisitions or large capital expenditures in excess of current plans would require additional financing that the Company expects would be available through additional debt facilities.

NEW ACCOUNTING STANDARD

    COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Adoption of SFAS No. 130 is required for fiscal years beginning after December 15, 1997, although earlier adoption is encouraged. Based on the Company's current operations, SFAS No. 130 is not anticipated to have a material effect on the Company's consolidated financial statements.

    SEGMENT REPORTING

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes the way that public business enterprises report information about operating segments in annual and interim financial statements issued to shareholders. SFAS No. 131 establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company is currently evaluating the impact of SFAS No. 131.

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




                                     AQUILA GAS PIPELINE CORPORATION
                                     (Registrant)




                                     /s/  Joe Becraft
                                     ---------------------------------------
    Date:    November 14, 1997       By:  Joe Becraft
                                          Chief Executive Officer, President
                                          and Director





                                     /s/  Damon C. Button
                                     ---------------------------------------
    Date:    November 14, 1997       By:  Damon C. Button
                                          Vice President, Treasurer
                                          and Chief Financial Officer

                              INDEX TO EXHIBITS



Exhibit
Number                         Description
-------                        -----------

27                             Financial Data Schedule