Form 10-K405
period 1997-12-31
AQUILA GAS PIPELINE CORP
filed 1998-03-26
CIK 911535

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
    Common Stock, par value $.01 per share                New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of the voting stock held by nonaffiliates of the registrant is $64,667,568 based on the March 3, 1998 New York Stock Exchange closing price of $12.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

                    CLASS                               OUTSTANDING ON MARCH 3, 1998
                    -----                               ----------------------------
    Common Stock, par value $.01 per share                       29,400,000

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement, to be filed with the Commission within 120 days of December 31, 1997, for its Annual Meeting of Stockholders to be held on May 12, 1998, are incorporated by reference in Part III of this Annual Report.

================================================================================

                        AQUILA GAS PIPELINE CORPORATION

                        1997 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS



                           Description                                                                           Page
    PART I                 -----------                                                                           ----

          Item  1.         Business.........................................................................        1
                              General Development of Business...............................................        1
                              Narrative Description of Business.............................................        2
                                Gathering and Processing....................................................        2
                                Sales and Marketing.........................................................        3
                                Competition.................................................................        5
                                Governmental Regulation.....................................................        5
                                Environmental...............................................................        6
                                Insurance and Operational Risks.............................................        6
                                Employees...................................................................        6

          Item  2.         Properties.......................................................................        7
          Item  3.         Legal Proceedings................................................................        8
          Item  4.         Submission of Matters to a Vote of Security Holders..............................        8


    PART II

          Item  5.         Market for Registrant's Common Equity and Related
                              Stockholder Matters...........................................................        9
          Item  6.         Selected Financial Data..........................................................       10
          Item  7.         Management's Discussion and Analysis of Financial Condition
                              and Results of Operations.....................................................       11
          Item  8.         Financial Statements and Supplementary Data......................................       16
          Item  9.         Changes in and Disagreements With Accountants on
                              Accounting and Financial Disclosure...........................................       16


    PART III

          Item  10.        Directors and Executive Officers of the Registrant...............................       17
          Item  11.        Executive Compensation...........................................................       18
          Item  12.        Security Ownership of Certain Beneficial
                              Owners and Management.........................................................       18
          Item  13.        Certain Relationships and Related Transactions...................................       18


    PART IV

          Item  14.        Exhibits, Financial Statement Schedules,
                              and Reports on Form 8-K.......................................................       19


                                     PART I



ITEM 1.  BUSINESS

     Aquila Gas Pipeline Corporation (the Company) is engaged in the business of purchasing, gathering, processing, transporting and marketing natural gas and natural gas liquids (NGLs). The Company, through its direct and indirect subsidiaries, owns and/or operates an interest in twelve natural gas gathering systems and four natural gas processing plants in Texas and Oklahoma. In addition, the Company currently owns a 35% interest in Oasis Pipe Line Company (Oasis) which owns an intrastate pipeline system that connects the Waha, Texas hub to major marketing pipelines at the Katy, Texas hub. The Company provides essential services to natural gas producers by connecting producers' wells to the Company's gathering systems, compressing and treating the natural gas, gathering the natural gas for delivery to its processing plants, processing the gas to remove NGLs and providing access for the natural gas and NGLs to various markets. The Company ranks as one of the leading independent producers of NGLs in the United States. In addition, the Company purchases, markets and arranges for delivery of natural gas outside of its pipeline systems.

     Substantially all of the Company's revenues are attributable to sales of natural gas and NGLs. These sales occur on the Company's facilities as well as on third party gathering and transport lines (off-system). The Company performs three functions that add value to the natural gas stream received at the wellhead and enable the Company to realize a profit upon such sales. First, the Company provides gathering, compression and treatment services prior to delivery of the natural gas to processing facilities or transport pipelines. Second, the Company processes natural gas at its processing facilities, thereby separating the stream into NGLs and residue gas which can generally be sold separately for a greater combined price than the price of natural gas from the wellhead. Third, the Company purchases natural gas from producers in the field and other gas marketing companies and sells natural gas and NGLs to large volume customers, of which off-system sales represents 61% of the Company's operating revenues in 1997. The Company also transports third party natural gas for a fee, which presently represents less than 1% of operating revenues.

     The Company's principal assets are located in major gas producing areas in southeast Texas and western Oklahoma. The Company's Southeast Texas Pipeline System (the SETPS) is located in the Austin Chalk trend in southeast Texas and consists of approximately 2,285 miles of pipe with total gross gas throughput capacity of approximately 710 million cubic feet per day (MMcf/d). The Company's western Oklahoma pipeline systems, located in the Anadarko Basin, consist of approximately 482 miles of pipe with total gross gas throughput capacity of approximately 155 MMcf/d. The Company has several other gathering systems located in East, West and South Texas totaling approximately 667 miles of pipe with total gas throughput capacity of approximately 418 MMcf/d.

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

     OASIS PIPE LINE COMPANY

     In July and November 1996, the Company acquired 15% and 25%, respectively, of the outstanding capital stock of Oasis and related transportation rights from Dow Hydrocarbons and Resources Inc. (DHRI) for a cost of $133.6 million including liabilities assumed. The Company can deliver and receive natural gas at various points along the Oasis Pipeline. The Oasis Pipeline system consists of an approximately 600-mile pipeline system and related mainline compression which connects the Waha, Texas hub located in the Permian Basin producing area of West Texas to major marketing pipelines at the Katy, Texas hub near Houston, Texas. Oasis has a nominal one (1) billion cubic feet per day (Bcf/d) of throughput capacity to move gas between West Texas and the Katy, Texas hub. The Oasis Pipeline is in proximity to many of the Company's existing gathering systems.

     On April 1, 1997, the Company received $16.8 million from El Paso Natural Gas Company (El Paso) for its exercise of an option to acquire 5% of all the capital stock of Oasis and the related transportation rights. The Company, after the exercise of the option, owns 35% of the capital stock of Oasis and has 280 MMcf/d of firm intrastate transportation capacity. The acquired transportation rights are utilized by the Company to conduct additional natural gas marketing activities not otherwise available to the Company.

NARRATIVE DESCRIPTION OF BUSINESS

     The Company's primary source of revenues has historically been sales of natural gas. Set out below are the types of sales for the last three years (dollars in thousands):


                                         Year Ended December 31,
              ---------------------------------------------------------------------------
                  1997          %          1996           %          1995           %
              ----------   ----------   ----------   ----------   ----------   ----------

Natural Gas   $  926,403           91   $  706,023           88   $  420,715           87
NGLs              87,516            9       93,255           12       65,113           13
              ----------   ----------   ----------   ----------   ----------   ----------

              $1,013,919          100   $  799,278          100   $  485,828          100
              ==========   ==========   ==========   ==========   ==========   ==========


GATHERING AND PROCESSING

     The Company's gas gathering and processing activities include locating and contracting to purchase natural gas supplies, operating and maintaining a system of gathering pipelines that connect these gas supplies to transport lines and natural gas processing plants, and operating and maintaining processing plants linked to its gathering systems.

     PURCHASING

     The natural gas supplied to the Company's gathering systems is generally purchased under individually negotiated long-term contracts. The Company purchases substantially all of its gas supplies pursuant to contracts that require producers to commit or dedicate all gas produced from designated properties. The contracts vary, however, based upon pricing provisions and whether the contract includes gas processing provisions.

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

     PROCESSING

     The Company is one of the largest independent producers of NGLs in the United States. The Company owns and/or operates an interest in four natural gas processing plants, each of which is associated with a pipeline gathering system of the Company. Additionally, the Company has access to process significant volumes of natural gas at a third party plant described below. The processing plants complement the Company's gathering operations by enabling the Company to offer directly to producers the option of wellhead purchase or processing contracts. The sale of NGLs contributes materially to the overall earnings of the Company because of the added value from NGLs extraction. In addition, gas processing supplements and diversifies the earnings derived from natural gas sales.

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

     The Company has a long-term contract to process natural gas at Exxon Company, U.S.A.'s (Exxon) natural gas processing plant at Katy, Texas. Deliveries of gas to the plant began in 1995 upon the completion of the Katy Pipeline. This long-term contract allows the Company to process up to 275 MMcf/d at the Katy plant. The Company has increased its NGLs production due to this long-term contract.

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

     At December 31, 1997, the Company has only one material fixed price natural gas sales contract, which will expire in 1999. Two such fixed price contracts expired in 1997. With the use of appropriate financial instruments, each of the three contracts were and are hedged against movement in natural gas commodity prices. The three contracts accounted for approximately 2% of the Company's total natural gas revenues in 1997.

     In July 1996, the Company and DHRI entered into a long-term gas supply agreement whereby the Company will supply DHRI with 100 MMcf/d of gas in the Katy, Texas area at prevailing market rates. Natural gas sales to DHRI in 1997 accounted for approximately 11% of the Company's total natural gas revenues.

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

     The Company has significant purchases of natural gas and sales of natural gas and NGLs outside its own gathering and transport lines. These off-system marketing activities, which include the Oasis off-system marketing activities, contributed $622.9 million of operating revenues and gross margin of $16.7 million to the Company in 1997, and also assist the Company in avoiding the curtailment of gas deliveries from its gathering systems and avoiding the curtailment of firm markets during periods of production fluctuations on the systems. In addition, such activities provide the Company with access to new markets and suppliers from which valuable market information is obtained regarding possible new gathering systems and acquisition opportunities.

     The Company, as part of its acquisition of the capital stock of Oasis, acquired transportation rights on the Oasis Pipeline which amount to 280 MMcf/d of firm intrastate transportation between the Waha, Texas hub and Katy, Texas hub, plus the opportunity to utilize excess capacity on an interruptible basis. The Company can deliver and receive gas at various points along the Oasis Pipeline. The acquired transportation rights allow the Company to conduct additional off-system marketing activities not otherwise available to the Company.

     Natural gas is sold primarily for electric power generation and for end-use as a heating fuel for homes and industry. A majority of the Company's natural gas sales occur in the Texas intrastate market. Volumes of natural gas sold are not typically seasonal; however, natural gas sales prices have historically been higher in the winter months.

     The Company generally attempts to match its gas purchases and sales transactions. However, when appropriate, the Company uses financial instruments such as futures and options to hedge the risk associated with fluctuating natural gas prices. See Note 1 and Note 9 of Notes to Consolidated Financial Statements.

     NGLS MARKETING

     The Company sells NGLs to various petrochemical firms, refiners, and marketers. A new long-term sales agreement with Phillips Chemical Company with a commencement date of October 1, 1997 provides for the sale of approximately 30% of the Company's gross NGLs production. In 1997, the Company continued to sell a portion of its NGLs to Exxon under its long-term agreement accounting for approximately 25% of the Company's gross NGLs production. The balance of the NGLs production is sold to various parties under short-term contracts generally at a spot index based price.

     Prices for certain NGLs closely follow crude oil related products. Gas processing increases the value of throughput when natural gas prices are low in relation to NGLs prices. The sale of NGLs contributes materially to the overall profitability of the Company and reduces its dependence on natural gas sales and related margins.

     In 1997, the Company continued the use of financial instruments including swaps and forward contracts to hedge the risk associated with volatile NGLs prices. See Note 1 and Note 9 of Notes to Consolidated Financial Statements.

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

EMPLOYEES

     At December 31, 1997, the Company had 310 employees. None of the Company's employees is a party to a collective bargaining agreement.

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

     At December 31, 1997, the Company owned and/or operated an interest in twelve active natural gas pipeline systems. Set forth below is information with respect to the Company's gathering systems at and for the year ended December 31, 1997:


                                                                                                  Net
                                                                               Gross Gas      Average Gas
                                                                               Throughput      Throughput
                                                               Miles of      Capacity(a)(b)    (a)(b)(c)
       Gathering System                      Location         Pipeline(a)       (MMcf/d)       (MMcf/d)
-------------------------------------   ------------------   ------------    --------------   -----------

 Southeast Texas                        Southeast Texas           2,285            710             416
 Mentone                                West Texas                   13             60              --
 Gomez                                  West Texas                   11             40              --
 Menard County                          Central Texas               120             30               4
 Maverick County                        West Texas                  121             20               2
 Rhoda Walker                           West Texas                   21             20               8
 Panola County                          East Texas                   23              8               1
 Elk City                               Southwest Oklahoma          155            115              84
 Mooreland                              Northwest Oklahoma          327             40              12
 Brooks-Hidalgo - 23% (d)               South Texas                  97             75               3
 Dorado - 40%                           South Texas                  57             40              11
 Benedum/Wilshire - 20%(e)              West Texas                  204            125              13
 Warwink (f)                                                         --             --              25
                                                             ----------        -------     -----------
                                                                  3,434          1,283             579
 Fuel and Shrinkage                                                  --             --             (96)
                                                             ----------        -------     -----------
         Total Systems                                            3,434          1,283             483
                                                             ==========        =======     ===========




----------
      (a)  All mileage, capacity and volume information is approximate.
           Capacity figures are management's estimates based on existing facilities without regard to the present availability of natural gas.
      (b) Gross gas throughput capacity is included at 100% while net average gas throughput is presented at the Company's present joint venture ownership interest.
      (c) Excludes off-system marketing sales with average daily volumes of 687 MMcf/d sold from other companies' facilities.
      (d) In 1997, the Company's ownership percentage increased from 22% to 23%.
      (e)  In 1997, the Company's ownership percentage increased from 5% to 20%.
      (f) On December 1, 1997, Warwink Joint Venture was sold. Average gas throughput has been included for the period for which the Company owned an interest in Warwink.


     The Company also owns 35% of the capital stock of Oasis and the right to transport 280 MMcf/d of natural gas on the Oasis Pipeline, plus the opportunity to utilize excess capacity on an interruptible basis.

     At December 31, 1997, the Company owned and/or operated an interest in four natural gas processing plants. Set forth below is information with respect to the Company's processing plants at and for the year ended December 31, 1997:


                                                        Gas               Gas                 NGLs
                                                    Throughput         Throughput          Production
                                                   Capacity (a)         (a) (b)              (a) (b)
                   Plant                             (MMcf/d)           (MMcf/d)          (MBbls/d)(c)
                   --------------------------      --------------    ---------------     ----------------

                   LaGrange, Texas                        230                175                23.4
                   Somerville, Texas                       28                 --                  .6
                   Elk City, Oklahoma                     115                 83                 4.1
                   Benedum, Texas - 20%                   125                 13                  .8
                                                       ------             ------               -----
                     Total -owned plants                  498                271                28.9
                                                       ======
                   Katy, Texas (d)                                           200                 8.1
                                                                          ------               -----
                         Total                                               471                37.0
                                                                          ======               =====


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

ITEM 3.  LEGAL PROCEEDINGS

     The Internal Revenue Service (IRS) has examined and proposed adjustments to UtiliCorp's consolidated federal income tax returns for 1988 through 1993. The proposed adjustment affecting the Company is to lengthen the depreciable life of certain pipeline assets owned by the Company. The Company has filed a petition in U.S. Tax Court contesting the IRS proposed adjustments for the years of 1990 through 1992. The IRS has also proposed an adjustment on the same issue for 1993, which the Company plans to contest by filing a similar petition. The Company intends to vigorously contest the proposed adjustment and believes it is reasonably possible they will prevail. It is expected that additional assessments for the years 1994 through the present would be made on the same issue. Under the provisions of the tax sharing agreement with Aquila Energy and UtiliCorp, the Company would be liable to UtiliCorp for additional taxes of approximately $8.7 million for the audit period and through the present plus potential interest of approximately $2.7 million. The additional taxes would result in an adjustment to the deferred tax liability with no effect on net income, while any payment of interest would affect net income. The Company expects that the ultimate resolution of this matter will not have a material adverse effect on its financial position.

     The Company is also a party to additional claims and is involved in various other litigation and administrative proceedings arising in the normal course of business. The Company believes it is unlikely that the final outcome of any of the claims, litigation or proceedings, including those discussed above, to which the Company is a party would have a material adverse effect on the Company's financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders in the fourth quarter of 1997.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The common stock of the Company is listed on the New York Stock Exchange
(NYSE) under the symbol AQP. Set forth below is the high and low sales prices of the common stock for 1996 and 1997.



                                                              Price Range
                                                     ------------------------------         Dividends
                                                        High               Low            Paid Per Share
                                                     ------------      ------------     -------------------

        1996:

             First Quarter .....................        $  14             $ 11                      $.0125
             Second Quarter.....................        $  14 7/8         $ 12 1/2                  $.0125
             Third Quarter .....................        $  13 1/2         $ 12                      $.0125
             Fourth Quarter.....................        $  16 1/2         $ 13                      $.0125

        1997:
             First Quarter .....................        $  15 5/8         $ 12 1/2                  $.0125
             Second Quarter.....................        $  15 1/4         $ 13 1/4                  $.0125
             Third Quarter .....................        $  14             $  9 5/8                  $.0125
             Fourth Quarter ....................        $  14 5/16        $ 12 7/16                 $.0125







     On March 3, 1998, the last reported sales price for the common stock, as reported on the NYSE Composite Tape, was $12 and the Company had 121 stockholders of record and approximately 1,200 beneficial owners.

     On February 10, 1998, the Board of Directors of the Company declared the quarterly common stock dividend payable on March 12, 1998, to shareholders of record on February 26, 1998. The majority of the Company's earnings are generated by Aquila Southwest Energy Corporation (Aquila Southwest) a wholly-owned subsidiary. The amount available for the payment of dividends to the Company by Aquila Southwest under the financial covenants contained in the indenture governing the 8.29% Senior Notes due 2002 (8.29% Senior Notes) was approximately $62.6 million as of December 31, 1997. These covenants provide that no dividends may be paid by Aquila Southwest unless (i) there are no existing defaults under the indenture, (ii) Aquila Southwest's ratio of consolidated debt to consolidated capitalization does not exceed .55 to 1.0 through December 31, 1995 and thereafter, (iii) the pro forma fixed charges coverage ratio is not less than 1.5 to 1.0, and (iv) the aggregate dividend payment does not exceed the sum of (a) 50% of consolidated net income from July 1, 1992 through December 31, 1995, plus (b) increasing percentages of net income subsequent to December 31, 1995, plus (c) the net cash proceeds from the sale of Aquila Southwest stock after June 30, 1992, plus (d) the net cash proceeds from the conversion of any convertible debt securities. Accordingly, there can be no assurance that dividends will be paid by the Company in the future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial and operating data of the Company. The selected consolidated financial data for each of the five years in the period ended December 31, 1997, was derived from the audited consolidated financial statements of the Company. The financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES
          (Dollars in Thousands, Except Per Share And Operating Data)


                                                                                Year Ended December 31,
                                                       ---------------------------------------------------------------------------
INCOME STATEMENT DATA:                                   1997             1996(a)        1995(b)(c)       1994          1993(d)
                                                      ------------      -----------      ----------    ------------    -----------
  Operating revenues                                  $  1,013,919      $   799,278      $  485,828     $  328,687     $   366,436
  Costs and expenses                                  $    958,387      $   730,952      $  459,063     $  294,836     $   319,553
  Income from operations                              $     55,532      $    68,326      $   26,765     $   33,851     $    46,883
  Net income                                          $     25,166      $    32,453      $    9,065     $   15,259     $    22,458
  Basic and diluted earnings per share                $        .86      $      1.10      $      .31     $      .52     $       .90
  Cash dividends per share                            $        .05      $       .05      $      .05     $      .05     $        --

CASH FLOW DATA:
  Business acquisitions                               $         --      $   133,138      $   16,278     $      735     $     1,000
    Capital expenditures                              $     28,486      $    27,496      $   76,164     $   32,579     $    54,460

BALANCE SHEET DATA:
  Net pipeline, property, plant and equipment         $    402,191      $   396,701      $  389,996     $  334,520     $   317,206
    Total assets                                      $    646,333      $   728,482      $  506,638     $  402,042     $   382,681
  Long-term obligations and current maturities
     of long-term debt                                $    236,595      $   290,742      $  193,287     $  136,800     $   126,500
  Stockholders' equity                                $    223,355      $   199,658      $  168,673     $  161,078     $   147,392

OPERATING DATA:
  Total natural gas throughput (MMcf/d)                        483              493             506            371             325
  Total natural gas marketed off-system (MMcf/d)               687              482             360            129             139
  Gross NGLs production (MBbls/d)                               37               41              32             31              31
  Average natural gas price ($/Mcf)                   $       2.46      $      2.33      $     1.56     $     1.87     $      2.16
  Average NGLs price ($/gallon)                       $        .34      $       .35      $      .28     $      .28     $       .30



   (a) The amounts for the investment in Oasis and the Oasis marketing activities have been included since July 1, 1996. These per day volumes are being averaged over the entire year. Volumes included are only those volumes marketed by the Company.
   (b) The fourth quarter of 1995 includes a pretax provision for asset impairments of $13,163.
   (c) Includes the acquisition of Tristar Gas Company in January 1995 and completion of the construction of the Katy Pipeline and Southern Extension in late 1995.
   (d) The Company sold 5.4 million shares of common stock in an initial public offering for approximately $74,500 in October 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT OPERATIONS DEVELOPMENTS

     In March 1998, the Company announced that it had retained the services of Merrill Lynch & Co. to explore strategic alternatives. The action includes consideration of selling or merging the Company.

     On April 1, 1997, the Company received $16.8 million from El Paso for its exercise of an option to acquire 5% of the capital stock of Oasis. The Company, after the exercise of the option, owns 35% of the capital stock of Oasis and has 280 MMcf/d of firm intrastate transportation capacity. The proceeds were utilized to pay down on the Company's revolving debt. Also, see Note 8 of Notes to Consolidated Financial Statements.

      The following discussion and analysis relates to the consolidated financial position and results of operations of the Company for the three years ended December 31, 1997. Reference should be made to the Consolidated Financial Statements and the Notes thereto.




                                                            Year Ended December 31,
                                                     -------------------------------------
                                                        1997        1996(a)        1995
                                                     ----------   ----------    ----------
                                                   (dollars in thousands, except price data)
FINANCIAL DATA:
Natural gas revenues                                 $  926,403   $  706,023    $  420,715
NGLs revenues                                            87,516       93,255        65,113
                                                     ----------   ----------    ----------
Total operating revenues                              1,013,919      799,278       485,828
                                                     ----------   ----------    ----------

Cost of sales                                           894,591      664,096       387,127
                                                     ----------   ----------    ----------
   Gross margin                                         119,328      135,182        98,701

Operating expenses                                       22,597       23,637        21,993
General and administrative expenses                      15,611       19,485        15,602
Depreciation and amortization                            25,588       23,734        21,178
Provision for asset impairments                              --           --        13,163
Interest and debt expenses, net                          17,237       15,678        12,033
Other income and (expense), net                             931         (211)         (135)
Equity in net income of affiliate                           903          105            --
Provision in lieu of income tax expense                  14,963       20,089         5,532
                                                     ----------   ----------    ----------
  Net income                                         $   25,166   $   32,453    $    9,065
                                                     ==========   ==========    ==========

OPERATING DATA:
Natural gas (MMcf/d):
  Throughput sold                                           340          343           390
  Throughput transported                                    143          150           116
                                                     ----------   ----------    ----------
     Total throughput                                       483          493           506
                                                     ----------   ----------    ----------
  Marketed off-system excluding Oasis                       497          381           360
  Marketed off-system Oasis                                 190          101            --
                                                     ----------   ----------    ----------
     Total marketed off-system                              687          482           360
                                                     ----------   ----------    ----------
       Total throughput and marketed off-system           1,170          975           866
                                                     ==========   ==========    ==========
Gross NGLs production (MBbls/d)                              37           41            32
Average natural gas price ($/Mcf)                    $     2.46   $     2.33    $     1.56
Average NGLs price ($/gal)                           $      .34   $      .35    $      .28





                                                         Period 1996             Period 1995
                                                        to 1997 Change          to 1996 Change
                                                     --------------------     --------------------
                                                      Amount      Percent      Amount      Percent
                                                     ---------    -------     ---------    -------
                                                        (dollars in thousands, except price data)
FINANCIAL DATA:

Natural gas revenues                                 $ 220,380         31%    $ 285,308         68%
NGLs revenues                                           (5,739)        (6)%      28,142         43%
                                                     ---------                ---------

Total operating revenues                               214,641         27%      313,450         65%
                                                     ---------                ---------
Cost of sales                                          230,495         35%      276,969         72%
                                                     ---------                ---------
   Gross margin                                        (15,854)       (12)%      36,481         37%

Operating expenses                                      (1,040)        (4)%       1,644          7%
General and administrative expenses                     (3,874)       (20)%       3,883         25%
Depreciation and amortization                            1,854          8%        2,556         12%
Provision for asset impairments                             --         --       (13,163)      (100)%
Interest and debt expenses, net                          1,559         10%        3,645         30%
Other income and (expense), net                          1,142        541%          (76)       (56)%
Equity in net income of affiliate                          798        760%          105        100%
Provision in lieu of income tax expense                 (5,126)       (26)%      14,557        263%
                                                     ---------                ---------    -------
  Net income                                         $  (7,287)       (22)%   $  23,388        258%
                                                     =========                =========    =======

OPERATING DATA:
Natural gas (MMcf/d):
  Throughput sold                                           (3)        (1)%         (47)       (12)%
  Throughput transported                                    (7)        (5)%          34         29%
                                                     ---------                ---------
     Total throughput                                      (10)        (2)%         (13)        (3)%
                                                     ---------                ---------
  Marketed off-system excluding Oasis                      116         30%           21          6%
  Marketed off-system Oasis                                 89         88%          101        100%
                                                     ---------                ---------
     Total marketed off-system                             205         43%          122         34%
                                                     ---------                ---------
       Total throughput and marketed off-system            195         20%          109         13%
                                                     =========                =========


Gross NGLs production (MBbls/d)                             (4)       (10)%           9         28%
Average natural gas price ($/Mcf)                    $     .13          6%    $     .77         49%
Average NGLs price ($/gal)                           $    (.01)        (3)%   $     .07         25%



---------------------------------

(a) In 1996, the amounts for the investment in Oasis and the Oasis marketing activities have been included since July 1, 1996. These per day volumes are being averaged over the entire year. Volumes included are only those volumes marketed by the Company.

RESULTS OF OPERATIONS

     The Company's results of operations are determined primarily by the volume of gas purchased, processed and resold in its gas gathering systems and natural gas processing plants, as well as its off-system marketing activities. Fluctuations in the price levels of natural gas and NGLs also affect results of operations since the Company generally receives a portion of the natural gas and NGLs revenue from natural gas throughput. The Company, from time to time, enters into hedging transactions such as contracts for future deliveries in order to minimize the risk associated with changes in the price of natural gas and NGLs. The price of NGLs has declined precipitously in the first quarter of 1998 along with other hydrocarbon liquid prices. The Company has not entered into hedging transactions to mitigate the effect of lower NGL on its results of operations. Most of the Company's operating costs do not vary directly with volumes on existing systems; thus, increases or decreases in volumes on existing systems generally have a direct effect on net income.


     YEARS ENDED DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996

     Total operating revenues increased 27% to $1,013.9 million in 1997 compared to $799.3 million in 1996. Natural gas revenues increased 31% to $926.4 million in 1997 compared to $706.0 million in 1996 partially as the result of the activity related to the Oasis off-system marketing which contributed natural gas revenues of $184.2 million with associated marketed natural gas volumes of 190 MMcf/d. Excluding Oasis off-system marketing activity, natural gas revenues increased 25% to $742.2 million due to a 6% increase in the average natural gas price to $2.46 per Mcf in 1997 from $2.33 per Mcf in 1996 and a 16% increase in natural gas throughput sold and marketed to 837 MMcf/d in 1997 from 724 MMcf/d in 1996.

     NGLs revenues decreased 6% to $87.5 million in 1997 compared to $93.3 million in 1996 as the result of a 3% decrease in the average NGLs price to $.34 per gallon from $.35 per gallon and a 10% decrease in gross NGLs production to 37,000 Bbls/d in 1997 compared to 41,000 Bbls/d in 1996. In 1997, the Company recognized a gain of approximately $3.1 million associated with its NGLs hedging activities.

     Cost of sales was $894.6 million, or 88% of operating revenues, in 1997 compared to $664.1 million, or 83% of operating revenues, in 1996. The increase in the percentage is primarily due to a higher cost of gas supply for the pipeline systems and the increase in overall off-system marketing activities which have lower gross margin percentages. Cost of sales increased primarily as the result of an increase in the average natural gas price and the Oasis off-system marketing activity.

     Gross margin (operating revenues less cost of sales, which includes only the direct cost of gas sold and does not include any related operating expenses) was $119.3 million, or 12% of operating revenues, in 1997 compared to $135.2 million, or 17% of operating revenues, in 1996. The decrease in percentage is primarily due to a higher cost of gas supply for the pipeline systems and to the increase in overall off-system marketing activities which have lower gross margin percentages. The decrease in the gross margin is due to lower gross margins from the pipeline systems as a result of decreased throughput volumes, higher cost of gas supply and a decrease in NGLs revenues.

     Operating expenses decreased 4% to $22.6 million in 1997 compared to $23.6 million in 1996 primarily as a result of a reduction in the insurance expense and maintenance on the plant and gathering systems offset by recording additional expenses associated with an increase in the ownership percentage of the Company's interest in a joint venture.

     General and administrative expenses decreased 20% to $15.6 million in 1997 compared to $19.5 million in 1996 due primarily to decreased compensation and service agreement costs. The Company accrues compensation related to the Stock Appreciation Rights (SARs) based on the price of the Company's common stock. The accrual for SARs between 1997 and 1996 decreased $1.6 million. In 1997, the Company's service agreement costs were lower by $.4 million as compared to 1996.

     Depreciation and amortization increased 8% to $25.6 million in 1997 compared to $23.7 million in 1996 primarily as the result of asset additions on the SETPS and the amortization of the transportation rights related to Oasis.

     Interest and debt expenses increased 10% to $17.2 million in 1997 compared to $15.7 million in 1996 primarily as a result of the Oasis acquisition offset by the reduction of $1.3 million of interest recorded in 1997 as compared to 1996 associated with certain agreed-upon tax issues with the IRS resulting from the IRS examination of certain UtiliCorp federal income tax returns (further discussed below).

     Other income and expense increased 541% to $.9 million of income in 1997 compared to an expense of $.2 million in 1996 primarily as a result of the gain on sale of the Warwink Joint Venture of $1.2 million. See Note 8 of Notes to Consolidated Financial Statements.

     Provision in lieu of income tax expense decreased 26% to $15.0 million in 1997 compared to $20.1 million in 1996 due primarily to a decrease in income before income taxes in 1997 compared to 1996. UtiliCorp has agreed with the IRS on certain tax issues as a result of the IRS audits of 1990 through 1993 UtiliCorp federal income tax returns (hereinafter referred to as "agreed-upon tax issues"). In accordance with the provisions of the tax sharing agreement, UtiliCorp assessed the Company $3.5 million for these agreed-upon tax issues. The Company paid UtiliCorp these amounts in 1997 and the first quarter of 1998. The payment of the income taxes associated with these agreed-upon tax issues had no effect on net income but an adjustment was made to the deferred tax liability. Also, see Note 4 of Notes to Consolidated Financial Statements.

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

     General and administrative expenses increased 25% to $19.5 million in 1996 compared to $15.6 million in 1995 primarily due to increased compensation costs. Portions of compensation are linked to the Company's net income and the Company's stock price, both of which increased in 1996.

     Depreciation and amortization increased 12% to $23.7 million in 1996 compared to $21.2 million in 1995 primarily as the result of new pipeline, property, plant and equipment additions on the SETPS and the amortization of the transportation rights related to Oasis.

     Interest and debt expenses increased 30% to $15.7 million in 1996 compared to $12.0 million in 1995 primarily as a result of increased debt balances incurred for capital expenditures, the Oasis acquisition and the recognition of interest associated with certain agreed-upon tax issues (further discussed in the following paragraph).

     Provision in lieu of income tax expense increased 263% to $20.1 million in 1996 compared to $5.5 million in 1995 due to an increase in income before income taxes in 1996 compared to 1995. UtiliCorp has agreed with the IRS on certain tax issues as a result of the IRS audits of certain UtiliCorp federal income tax returns. The Company will be liable to UtiliCorp for approximately $3.1 million, under the provisions of the tax sharing agreement, once UtiliCorp assesses the Company for the agreed-upon tax issues. The payment of the income taxes associated with the agreed-upon tax issues will have no effect on net income, as it will be an adjustment to the deferred tax liability, upon assessment by UtiliCorp.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates significant cash from operations and expects such cash and borrowings to be its primary source of liquidity. The Company's primary uses of cash consist of capital expenditures, acquisitions, working capital requirements, dividends and debt repayment. The Company's historical net additions to pipeline, property, plant and equipment were $28.5 million and $27.5 million for the years ended December 31, 1997 and 1996, respectively. Excluding business acquisitions, if any, capital expenditures are expected to be approximately $29.0 million in 1998 which the Company expects it can fund from operating cash flow.

     In April 1997, the Company received $16.8 million from El Paso upon their exercise of certain option arrangements to acquire 5% of all the capital stock of Oasis and related transportation rights from the Company. The proceeds were utilized to pay down the Company's revolving debt.

     The Company maintains revolving credit agreements (the Revolvers), as amended, of $128.0 million with Aquila Energy to provide funds for general corporate purposes. In June 1997, the Company voluntarily reduced its commitment by $40.0 million on its Revolvers which reduces the available borrowings on the Revolvers to $20.3 million at December 31, 1997. There was $107.7 million outstanding on the Revolvers at December 31, 1997. The maturity dates on the Revolvers automatically renew in one year periods from each commitment period (the fourth quarter of any given year) unless Aquila Energy gives at least a one year notice not to renew from the commitment period. Currently, the maturity dates of the Revolvers are in the fourth quarter of 1999. On February 1, 1998, the Company voluntarily reduced its commitment by $10.0 million on its Revolvers to a commitment of $118.0 million.

     The Company has a Loan Agreement (the Loan) with Aquila Energy for an amount of $50.0 million, which matures in 2005, to provide funds for general corporate purposes. The Loan requires the Company to maintain certain financial covenants and limits the activities of the Company in other ways. At December 31, 1997, $50.0 million was outstanding under the Loan and the Company was in compliance with the covenants.

     In April 1997, the Company entered into a Loan Agreement (the Loan Agreement) with Aquila Energy for an amount of $16.3 million, which matures in 2006, to provide funds for general corporate purposes. The Loan Agreement will require the Company to meet and maintain certain financial covenants and limits the activities of the Company in other ways. At December 31, 1997, $16.3 million was outstanding under the Loan Agreement and the Company was in compliance with such covenants.

     The 8.29% Senior Notes issued by Aquila Southwest Energy Corporation (Aquila Southwest) in 1992 require principal payments of $12.5 million annually. Such principal payments are expected to be made from cash flows from operations and borrowings. The 8.29% Senior Note purchase agreement has numerous covenants which affect the Company and Aquila Southwest. These covenants limit the ability to make dividend payments (currently, limited to $62.6 million) and incur debt, require maintenance of certain financial ratios and limit the activities of Aquila Southwest in other ways. Failure to maintain the required ratios may ultimately result in an acceleration of payments due. At December 31, 1997, $62.5 million was outstanding on the Senior Notes and the Company was in compliance with the covenants.

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

NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), "Earnings per Share." SFAS 128 establishes new standards for computing and presenting earnings per share. The Company adopted SFAS 128 effective December 31, 1997. See Note 1 of Notes to Consolidated Financial Statements.

     In June 1997, the FASB issued SFAS No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Adoption of SFAS 130 is required for fiscal years beginning after December 15, 1997, although earlier adoption is encouraged. Based on the Company's current operations, SFAS 130 does not have an impact on the Company's consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which establishes the way that public business enterprises report information about operating segments in annual and interim financial statements issued to shareholders. SFAS 131 establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Based on the Company's current operations, SFAS 131 is not expected to have an impact on the Company's consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For additional information regarding the Directors and Executive Officers of the Company see the definitive proxy statement for its annual meeting of shareholders to be held May 12, 1998, which is incorporated by reference in this Form 10-K Annual Report pursuant to General Instruction G(3) of Form 10-K.

                       EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are the names and positions of the executive officers of the Company.

       NAME                                            POSITION(S)

F. Joseph Becraft             President, Chief Executive Officer and a Director.
                              Age 54. Present position since August 1997. From
                              May 1995 through November 1996, Mr. Becraft served in various capacities including President and Chief Executive Officer of Valero Energy
                              Corporation. From 1989 through April 1995, Mr.
                              Becraft served as President and Chief Executive
                              Officer of Transok Inc.

Damon C. Button               Vice President,  Treasurer and Chief  Financial
                              Officer.  Age 44.  Present  position since August
                              1993. From July 1992 to July 1993, Mr. Button held the same position with Aquila Southwest.
                              From 1980 to July 1992, Mr. Button held the same position with the general partner of Clajon
                              Holdings, L. P. and its predecessor.

Travis H. Lynch               Vice President,  Gas Supply.  Age 59. Present
                              position with the Company since August 1993.
                              From July 1992 to July 1993, Mr. Lynch held the same position with Aquila Southwest. From 1978 to July 1992, Mr. Lynch held the same position with the general partner of Clajon Holdings, L. P.
                              and its predecessor.

Mitchell R. Roper             Managing Vice President, Gas Supply and Marketing.
                              Age 39.  Present  position since January 1995.
                              From November 1993 to December 1994, Mr. Roper served as Vice President, Corporate Development of the Company. From May 1992 to October 1993, Mr.
                              Roper served as Vice President, Gas Marketing of the Company. From 1990 to 1992, Mr. Roper served as Director, Gas Marketing of the Company. From
                              1988 to 1990, Mr. Roper served as a gas marketing representative of Aquila Energy.

James E. Wade                 Vice President,  Gas Marketing.  Age 37.  Present
                              position since March 1996. From January 1994 through February 1996, Mr. Wade served as
                              Director,  Gas Marketing of the Company.  From
                              1984 through 1993, Mr. Wade held various positions with Tenneco Oil Company, Tennessee Gas
                              Pipeline, and their affiliates.

Douglas H. Westmoreland       Vice  President, Operations and Engineering.
                              Age 51. Present position since August 1993.  From
                              1991 to 1993, Mr. Westmoreland served a subsidiary of the Company as Director of Operations, and for more than three years prior to 1991 as District Engineering Supervisor.

ITEM 11.  EXECUTIVE COMPENSATION

     For information regarding executive compensation, see the definitive proxy statement for the annual meeting of shareholders to be held May 12, 1998, which is incorporated by reference in this Form 10-K Annual Report pursuant to General Instruction G(3) of Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information regarding beneficial ownership, see the definitive proxy statement for the annual meeting of shareholders to be held May 12, 1998, which is incorporated by reference in this Form 10-K Annual Report pursuant to General Instruction G(3) of Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information regarding certain relationships and related transactions, see the definitive proxy statement for the annual meeting of shareholders to be held May 12, 1998, which is incorporated by reference in this Form 10-K Annual Report pursuant to General Instruction G(3) of Form 10-K.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                                     Page(s)
                                                                                                                     -------
(a)       The following documents are filed as part of this report:

          (1) Aquila Gas Pipeline Corporation and Subsidiaries Consolidated Financial Statements:
                   Report of Independent Public Accountants.........................................................   F-2
                   Consolidated Balance Sheets as of December 31, 1997 and 1996.....................................   F-3
                   Consolidated Statements of Income for the years ended December 31,
                     1997, 1996 and 1995............................................................................   F-4
                   Consolidated Statements of Stockholders' Equity for the years ended
                     December 31, 1997, 1996 and 1995...............................................................   F-5
                   Consolidated Statements of Cash Flows for the years ended December 31,
                     1997, 1996 and 1995............................................................................   F-6
                   Notes to Consolidated Financial Statements.......................................................   F-7

          (2) Financial Statement Schedule:
                   Aquila Gas Pipeline Corporation
                     Schedule I-Parent Company Only Financial Statements............................................  F-24
                   ----

                   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3) List of Exhibits:
                   Incorporated herein by reference to the Index to Exhibits.

(b)       Reports on Form 8-K.

            There were no reports on Form 8-K during the fourth quarter of 1997.


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE



                                                                                                                       Page
                                                                                                                       ----
                Aquila Gas Pipeline Corporation and Subsidiaries Consolidated Financial Statements:
                     Report of Independent Public Accountants ......................................................   F-2
                     Consolidated Balance Sheets as of December 31, 1997 and 1996 ..................................   F-3
                     Consolidated Statements of Income for the years ended December 31, 1997,
                        1996 and 1995 ..............................................................................   F-4
                     Consolidated Statements of Stockholders' Equity for the years ended
                        December 31, 1997, 1996 and 1995 ...........................................................   F-5
                     Consolidated Statements of Cash Flows for the years ended December 31,
                        1997, 1996 and 1995 ........................................................................   F-6
                     Notes to Consolidated Financial Statements ....................................................   F-7

                Aquila Gas Pipeline Corporation Financial Statement Schedule:
                     Schedule I-Parent Company Only Financial Statements ...........................................   F-24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Aquila Gas Pipeline Corporation:



We have audited the accompanying consolidated balance sheets of Aquila Gas Pipeline Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aquila Gas Pipeline Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As explained in Note 1 to the consolidated financial statements, in 1995 the Company changed its method of assessing the impairment of long-lived assets.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule I is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                       ARTHUR ANDERSEN LLP

San Antonio, Texas
February 12, 1998

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       December 31,
                                                                                --------------------------
                                                                                   1997            1996
                                                                                ----------      ----------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ..............................................     $    5,276      $   17,719
   Accounts receivable ....................................................        102,420         156,667
   Inventories and exchanges ..............................................          1,637           2,803
   Materials and supplies .................................................          6,026           5,022
                                                                                ----------      ----------
       Total current assets ...............................................        115,359         182,211
                                                                                ----------      ----------

INVESTMENT IN AFFILIATE, net ..............................................         96,257         110,814
                                                                                ----------      ----------

PIPELINE, PROPERTY, PLANT AND EQUIPMENT, at cost:
   Natural gas pipelines ..................................................        442,995         424,049
   Plants and processing equipment ........................................         76,375          68,115
                                                                                ----------      ----------
                                                                                   519,370         492,164
   Less - Accumulated depreciation ........................................       (117,179)        (95,463)
                                                                                ----------      ----------
                                                                                   402,191         396,701

INTANGIBLE ASSETS, net ....................................................         30,926          37,313
                                                                                ----------      ----------

OTHER, net ................................................................          1,600           1,443
                                                                                ----------      ----------

TOTAL ASSETS ..............................................................     $  646,333      $  728,482
                                                                                ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt ...................................     $   12,500      $   12,802
   Accounts payable .......................................................         91,425         152,119
   Accrued expenses .......................................................          6,002           8,712
   Accrued interest .......................................................          3,971           4,393
   Income taxes payable to UtiliCorp United Inc. ..........................          2,189           2,833
   Intercompany payable due to Aquila Energy Corporation ..................          7,022           1,038
                                                                                ----------      ----------
       Total current liabilities ..........................................        123,109         181,897
                                                                                ----------      ----------

LONG-TERM DEBT ............................................................        223,950         277,383
                                                                                ----------      ----------
DEFERRED INCOME TAXES .....................................................         75,774          68,987
                                                                                ----------      ----------
OTHER LONG-TERM LIABILITIES ...............................................            145             557
                                                                                ----------      ----------
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
     none outstanding at December 31, 1997 and 1996 .......................             --              --
   Common stock, $.01 par value, 50,000,000 shares authorized, 29,400,000
     shares issued and outstanding at December 31,  1997 and 1996 .........            294             294
   Additional paid-in capital .............................................         90,297          90,297
   Retained earnings ......................................................        132,764         109,067
                                                                                ----------      ----------
       Total stockholders' equity .........................................        223,355         199,658
                                                                                ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................     $  646,333      $  728,482
                                                                                ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            Year Ended December 31,
                                                  -----------------------------------------
                                                     1997           1996            1995
                                                  ----------     ----------      ----------
OPERATING REVENUES ..........................     $1,013,919     $  799,278      $  485,828
                                                  ----------     ----------      ----------

COSTS AND EXPENSES:
   Cost of sales ............................        894,591        664,096         387,127
   Operating ................................         22,597         23,637          21,993
   General and administrative ...............         15,611         19,485          15,602
   Depreciation and amortization ............         25,588         23,734          21,178
   Provision for asset impairments ..........             --             --          13,163
                                                  ----------     ----------      ----------

       Total costs and expenses .............        958,387        730,952         459,063
                                                  ----------     ----------      ----------

INCOME FROM OPERATIONS ......................         55,532         68,326          26,765

INTEREST AND DEBT EXPENSES, net .............         17,237         15,678          12,033

OTHER INCOME AND (EXPENSE), net .............            931           (211)           (135)

EQUITY IN NET INCOME OF AFFILIATE ...........            903            105              --
                                                  ----------     ----------      ----------

INCOME BEFORE INCOME TAXES ..................         40,129         52,542          14,597

PROVISION IN LIEU OF INCOME TAX EXPENSE .....         14,963         20,089           5,532
                                                  ----------     ----------      ----------

NET INCOME ..................................     $   25,166     $   32,453      $    9,065
                                                  ==========     ==========      ==========

BASIC AND DILUTED EARNINGS PER SHARE ........     $      .86     $     1.10      $      .31
                                                  ==========     ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                          Common Stock          Additional                        Total
                                                  -------------------------      Paid-in        Retained       Stockholders'
                                                    Shares         Amount        Capital        Earnings          Equity
                                                  ----------     ----------     ----------     ----------      ------------
BALANCE, December 31, 1994 ..................     29,400,000     $      294     $   90,297     $   70,487      $    161,078
   Cash dividends paid, $.05 per share ......             --             --             --         (1,470)           (1,470)
   Net income ...............................             --             --             --          9,065             9,065
                                                  ----------     ----------     ----------     ----------      ------------

BALANCE, December 31, 1995 ..................     29,400,000            294         90,297         78,082           168,673
   Cash dividends paid, $.05 per share ......             --             --             --         (1,468)           (1,468)
   Net income ...............................             --             --             --         32,453            32,453
                                                  ----------     ----------     ----------     ----------      ------------

BALANCE, December 31, 1996 ..................     29,400,000            294         90,297        109,067           199,658
   Cash dividends paid, $.05 per share ......             --             --             --         (1,469)           (1,469)
   Net income ...............................             --             --             --         25,166            25,166
                                                  ----------     ----------     ----------     ----------      ------------

BALANCE, December 31, 1997 ..................     29,400,000     $      294     $   90,297     $  132,764      $    223,355
                                                  ==========     ==========     ==========     ==========      ============


The accompanying notes are an integral part of these consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                          Year Ended December 31,
                                                                                ------------------------------------------
                                                                                   1997            1996            1995
                                                                                ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  income ............................................................     $   25,166      $   32,453      $    9,065
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ........................................         25,588          23,734          21,178
     Deferred income taxes ................................................          6,787          10,507           2,026
     Provision for asset impairments ......................................             --              --          13,163
     Dividends from affiliate .............................................          1,142             585              --
     Equity in net income of affiliate ....................................           (903)           (105)             --
     Other non-cash items .................................................         (1,032)            755             144
  Changes in operating assets and liabilities,
     net of the effect of acquisitions and dispositions ...................         (5,219)          6,648          (4,707)
                                                                                ----------      ----------      ----------

     Net cash provided by operating activities ............................         51,529          74,577          40,869
                                                                                ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash acquired .............................             --        (133,138)        (16,278)
  Additions to pipeline, property, plant and equipment ....................        (28,486)        (27,496)        (76,164)
  Proceeds from asset dispositions ........................................         20,426             168             540
  Other ...................................................................            848            (827)             --
                                                                                ----------      ----------      ----------

     Net cash used in investing activities ................................         (7,212)       (161,293)        (91,902)
                                                                                ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Payments) borrowings under revolving credit agreements, net ...........        (56,624)        110,324          17,200
   Borrowings under loan agreements .......................................         16,250              --          50,000
   Principal payments of debt .............................................        (14,566)        (12,835)        (12,892)
   Dividends paid .........................................................         (1,469)         (1,468)         (1,470)
   Other ..................................................................           (351)           (252)            230
                                                                                ----------      ----------      ----------

     Net cash (used in) provided by financing activities ..................        (56,760)         95,769          53,068
                                                                                ----------      ----------      ----------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS .....................        (12,443)          9,053           2,035

CASH AND CASH EQUIVALENTS, beginning of year ..............................         17,719           8,666           6,631
                                                                                ----------      ----------      ----------

CASH AND CASH EQUIVALENTS, end of year ....................................     $    5,276      $   17,719      $    8,666
                                                                                ==========      ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the historical operations and accounts of Aquila Gas Pipeline Corporation and subsidiaries (referred to herein as the Company). The Company's interests in certain business entities similar to joint ventures are proportionately consolidated. The Company's 35% investment in the capital stock of Oasis Pipe Line Company (Oasis), acquired in 1996 (see Note 8), is accounted for using the equity method of accounting, see Note 11 for additional information. All significant intercompany transactions have been eliminated in consolidation. Certain reclassifications to prior period amounts have been made to conform to the 1997 presentation.

      In 1993, the Company completed an initial public offering of 5,400,000 shares of its common stock at $15.00 per share. As a result of the offering, approximately 18% of the Company's common stock is held by the public while Aquila Energy Corporation (Aquila Energy) holds the remaining 82%. Aquila Energy is a wholly-owned subsidiary of UtiliCorp United Inc. (UtiliCorp).

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

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

      STATEMENTS OF CASH FLOWS

      In order to determine net cash provided by operating activities, net income has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and cash equivalents. The Company's cash equivalents are all liquid, short-term investments which mature in three months or less. The changes in operating assets and liabilities, net of the effects of acquisitions and dispositions, are as follows:

                                                           Year Ended December 31,
                                                 ------------------------------------------
                                                    1997            1996            1995
                                                 ----------      ----------      ----------
         (Increase) Decrease in:
           Accounts receivable .............     $   54,998      $  (79,464)     $  (24,782)
           Inventories and exchanges .......          1,127           1,591           1,066
           Materials and supplies ..........         (1,941)          1,624           1,389

         Increase (Decrease) in:
           Accounts payable ................        (61,870)         76,810          19,138
           Accrued expenses ................         (2,848)          2,962          (1,361)
           Accrued interest ................           (422)          1,639              (9)
           Income taxes payable to
             UtiliCorp .....................           (645)          2,005            (355)
           Intercompany payable due to
             Aquila Energy .................          6,382            (519)            207
                                                 ----------      ----------      ----------

               Total .......................     $   (5,219)     $    6,648      $   (4,707)
                                                 ==========      ==========      ==========

      The following provides information related to cash paid for interest and income taxes by the Company:

                                                           Year Ended December 31,
                                                 ------------------------------------------
                                                    1997            1996            1995
                                                 ----------      ----------      ----------
         Interest, net of amount capitalized ..  $   17,787      $   14,462      $   12,124
         Taxes ................................  $    9,061      $    7,577      $    3,924

      REVENUE RECOGNITION

      Operating revenues are recognized upon the delivery of natural gas or NGLs to the buyer of the related products or services.

      INVENTORIES AND EXCHANGES

      Inventories consist of NGLs products, which are stated at the lower of cost (determined on a first-in, first-out basis) or market value, and natural gas in storage, which is stated on a mark-to-market basis. Exchanges consist of natural gas and NGLs delivery imbalances which are presented net on the accompanying consolidated balance sheets. NGLs imbalances are stated at amounts not in excess of market value. Natural gas imbalances are on a mark-to-market basis.

      MATERIALS AND SUPPLIES

      Materials and supplies are stated at the lower of cost (determined on a first-in, first-out basis) or market.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

      COMMODITY RISK MANAGEMENT:

          NON-TRADING ACTIVITIES

      The Company utilizes various exchange-traded and over-the-counter commodity financial instrument contracts to hedge natural gas and NGLs. These consist primarily of futures, options, forward contracts and swaps. Financial instruments are designated as a hedge at inception. Hedges of anticipated transactions are accounted for under the deferral method with gains and losses on these transactions recognized in revenues when the hedged transaction occurs.

      Gains and losses on the early termination or maturity of commodity financial instrument contracts designated as hedges are deferred and included in revenues in the period the hedged transaction is recorded. If the direct relationship to price risk ceases to exist, the difference in the carrying value and fair value is recognized as a gain or loss in revenues in the period the direct relationship ceases to exist. Changes in fair value are recognized as gains or losses in revenues in the period of change. Most of the Company's hedging activities have tended to reduce the Company's participation in rising margins but are intended to limit the Company's exposure to loss during periods of declining margins.

          TRADING ACTIVITIES

      Contracts entered into for trading purposes are accounted for under the mark-to-market method. Under mark-to-market accounting, these contracts, including both physical transactions and financial instruments, are recorded at market value, net of allowances. The market prices used to value these transactions reflect management's estimates considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors of the underlying commitments. The values are adjusted to reflect the potential impact of liquidating a position in an orderly manner over a reasonable period of time under present market conditions. Changes in the market value of these contracts are recognized as gains or losses in revenues currently and are recorded in the consolidated balance sheet as current assets and current liabilities at market value at the reporting date.

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

      Depreciation of the pipeline systems, gas plants and processing equipment is provided using the straight-line composite method rate primarily based on an estimated useful life of 25 years. Interest cost on funds used to finance major pipeline projects during their construction period is capitalized. Capitalized interest cost was $155, $173 and $1,006 during 1997, 1996 and 1995, respectively.

      Construction work in progress at December 31, 1997 and 1996 was $4,329 and $1,630, respectively.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)


      INTANGIBLE ASSETS

      Intangible assets are recorded at cost and are generally amortized on a straight-line basis over their estimated useful lives. Intangible assets consist of the following:


                                                  Estimated             December 31,
                                                 Useful Lives      ----------------------
                                                   In Years          1997          1996
                                                 ------------      --------      --------
         Operating lease rights ............            7          $     --      $    963
         Gathering producer relationship ...           12            14,015        14,015
         Transportation rights .............           23            18,620        21,150
         Excess cost over the fair value
           of net assets acquired ..........           10            11,472        11,472
                                                                   --------      --------
                                                                     44,107        47,600
         Less:  Accumulated amortization ...                        (13,181)      (10,287)
                                                                   --------      --------
              Total ........................                       $ 30,926      $ 37,313
                                                                   ========      ========

      The transportation rights (see Note 8) had a remaining contractual life of approximately three years at acquisition. However, management of the Company believes it is probable the transportation rights will be renegotiated with comparable terms or similar economic value for a minimum of an additional 20 years.

      The operating lease rights were included in the sale of Warwink Joint Venture (see Note 8).

      Amortization expense associated with intangible assets was $3,414, $2,753 and $2,504 during 1997, 1996 and 1995, respectively.

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

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS 109) which requires that deferred tax assets and liabilities be established for the basis differences between the reported amounts of assets and liabilities for financial reporting purposes and income tax purposes.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

      EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 (SFAS 128), "Earnings per Share." SFAS 128 establishes new standards for computing and presenting earnings per share (EPS). At December 31, 1997, the Company adopted SFAS 128. The following is a reconciliation of income available to common stockholders and the weighted average number of common shares outstanding for each respective period.

                                                             For the Year Ended December 31,
                                                     ----------------------------------------------
                                                         1997             1996             1995
                                                     ------------     ------------     ------------
         Income available to common stockholders     $     25,166     $     32,453     $      9,065

         Weighted average shares outstanding:
            Stock ..............................       29,400,000       29,400,000       29,400,000
            Common stock equivalents ...........            9,726               --               --
                                                     ------------     ------------     ------------
               Total ...........................       29,409,726       29,400,000       29,400,000
                                                     ============     ============     ============

         Basic and diluted earnings per share ..     $        .86     $       1.10     $        .31
                                                     ============     ============     ============


      Certain options to purchase 24,000 shares of common stock at $14.00 per share were outstanding for a portion of 1997 but were not included in the computation of EPS because the options' exercise price was greater than the average market price of the common shares. The Company began issuing its stock options in 1997; therefore, there is no change to previously reported EPS data.

      IMPAIRMENT OF LONG-LIVED ASSETS

      In March 1995, the FASB issued SFAS No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires companies to assess their long-lived assets for impairment. SFAS 121 requires companies to review for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the carrying amount of a company's long-lived assets is not recoverable as assessed at the lowest level of identifiable cash flows, an impairment loss will be recognized equal to the difference between the asset's carrying amount and its fair value. The Company adopted SFAS 121 as of October 1, 1995. The effect of the adoption of SFAS 121 was to record an impairment loss of $13,163, which was recorded in the Statement of Income for the year ended December 31, 1995.

      The impairment loss was calculated as the difference between the asset carrying amounts and their fair value as determined by projected future net cash flows, giving consideration to prices, future potential gas supply reserve additions and discount rates. Included in the impairment loss were several small pipeline systems where volume decreases had occurred and gas supply additions were limited due to low overall industry drilling activity.

      NEW ACCOUNTING STANDARDS

      In June 1997, the FASB issued SFAS No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Adoption of SFAS 130 is required for fiscal years beginning after December 15, 1997, although earlier adoption is encouraged. Based on the Company's current operations, SFAS 130 does not have an impact on the Company's consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

      In June 1997, the FASB issued SFAS No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which establishes the way that public business enterprises report information about operating segments in annual and interim financial statements issued to shareholders. SFAS 131 establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Based on the Company's current operations, SFAS 131 is not expected to have an impact on the Company's consolidated financial statements.

2.    RELATED PARTY TRANSACTIONS:

      The Company enters into various types of transactions with Oasis, Aquila Energy and UtiliCorp. The Company sells natural gas to Aquila Energy and subsidiaries of UtiliCorp and purchases natural gas from Aquila Energy. Aquila Energy enters into certain natural gas and NGLs hedging transactions with or on behalf of the Company. Additionally, the Company reimburses Aquila Energy and UtiliCorp, under a formal service agreement, for the direct and indirect costs of certain Aquila Energy and UtiliCorp employees who provide services to the Company and for other costs (primarily general and administrative expenses) related to the Company's operations. Aquila Energy and UtiliCorp allocate indirect costs to the Company using a formula based upon the ratio of the Company's levels of revenues, net pipeline, property, plant and equipment and number of personnel to the total consolidated Aquila Energy or UtiliCorp levels for such factors. Management of the Company believes that the use of such a formula results in a reasonable allocation of indirect costs. Aquila Energy also provides the Company and its subsidiaries with financing agreements, as described in Note 3. Additionally, the Company transports gas on the Oasis Pipeline (see Note 8).

      The following table summarizes transactions between the Company and related parties for the indicated periods:

                                                                            Year Ended December 31,
                                                                     ------------------------------------
                                                                       1997          1996          1995
                                                                     --------      --------      --------
         Natural gas sales to UtiliCorp subsidiaries
           and Aquila Energy ...................................     $ 55,886      $ 24,929      $ 16,238
         Purchases of natural gas from Aquila Energy ...........       45,190        14,278         6,387
         Oasis transport fees ..................................        7,757         2,728            --
         Recognized (gain) loss from hedging transactions
           with Aquila Energy ..................................       (7,545)       (1,628)        3,251
         Interest expense with Aquila Energy and UtiliCorp .....       11,403         9,061         5,037
         Reimbursement of direct costs to
           Aquila Energy and UtiliCorp .........................        2,012         2,808         2,003
         Service agreement expenses charged by
           Aquila Energy and UtiliCorp .........................        3,972         4,374         4,340


                                                                           December 31,
                                                                     ----------------------
                                                                       1997          1996
                                                                     --------      --------
         Trade accounts receivable from (payable to)
           affiliated companies, net ...........................     $  6,792      $   (944)
         Accrued interest payable to affiliated companies ......     $  2,460      $  2,589

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


2.    RELATED PARTY TRANSACTIONS:  (CONTINUED)

      The following table summarizes the activity in the intercompany payable account between the Company and Aquila Energy:


                                                                       Year Ended December 31,
                                                                ------------------------------------
                                                                  1997          1996          1995
                                                                --------      --------      --------
         Balance at beginning of year .....................     $  1,038      $  1,557      $  1,350
           Service agreement expenses and direct costs ....        5,984         7,182         6,343
           Repayments .....................................           --        (7,701)       (6,136)
                                                                --------      --------      --------
         Balance at end of year ...........................     $  7,022      $  1,038      $  1,557
                                                                ========      ========      ========

         Average balance outstanding during year ..........     $  3,957      $  2,497      $  2,606
                                                                ========      ========      ========


3.    DEBT:

      The following table summarizes the long-term debt of the Company and its subsidiaries:


                                                                            December 31,
                                                                     --------------------------
                                                                        1997            1996
                                                                     ----------      ----------
         Revolving credit agreements, bearing interest at the
           Eurodollar loan rate and the prime rate (6.59% at
           December 31, 1997 and 6.01% to 8.25% at
           December 31, 1996) ..................................     $  107,700      $  161,701
         Loan agreement bearing interest at 6.47%, due 2005 ....         50,000          50,000
         Loan agreement bearing interest at 6.83%, due 2006 ....         16,250              --
         8.29% Senior notes, due 2002 ..........................         62,500          75,000
         Other .................................................             --           3,484
                                                                     ----------      ----------
           Total debt ..........................................        236,450         290,185
         Less:  Current maturities of long-term debt ...........        (12,500)        (12,802)
                                                                     ----------      ----------
            Total long-term debt ...............................     $  223,950      $  277,383
                                                                     ==========      ==========


      Current maturities of long-term debt as of December 31, 1997 are $12,500 in 1998, $120,200 in 1999, $12,500 in 2000, $12,500 in 2001, $12,500 in 2002 and
$66,250 thereafter.

      REVOLVING CREDIT AGREEMENTS

      The Company and its subsidiaries maintain credit agreements, as amended, with Aquila Energy that provide revolving credit facilities for borrowings. On June 1, 1997, the Company voluntarily reduced its commitment, by $40,000, of its revolving credit agreements with Aquila Energy. The Company had a commitment of $125,000 with $17,300 unused as of December 31, 1997. On February 1, 1998, the Company again voluntarily reduced its commitment by $10,000 resulting in a commitment balance of $115,000. The revolvers bear interest at the Company's election of either a base rate (the higher of a bank prime rate or 1/2 of 1% above the Federal Funds rate), an adjusted certificate of deposit rate or a Eurodollar rate. The maturity dates of the revolvers automatically renew in one year periods from each commitment period (the fourth quarter of any given year) unless Aquila Energy gives at least a one year notice not to renew from the commitment period. Currently, the maturity dates are in the fourth quarter of 1999. The notes are unsecured and $50,000 of the revolving credit facilities are subordinate to the 8.29% senior notes described later. Annual commitment fees of 1/4 of 1% on the unutilized portion of the revolving credit facilities are paid to Aquila Energy.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


3.    DEBT:  (CONTINUED)

      The revolving credit agreements require the Company and its subsidiaries to comply with certain restrictive covenants. At December 31, 1997, the Company and its subsidiaries were in compliance with such covenants.

      On July 1, 1996, the Company entered into an unsecured $3,000 revolving note agreement with Aquila Energy. The note bears interest at a bank prime rate and matures in December 1999. In February 1997, the revolving note agreement was paid off and there was not a balance outstanding at December 31, 1997. It is included in "Other" in the previous table.

      LOAN AGREEMENTS

      The Company has a loan agreement (the Loan) with Aquila Energy for an amount of $50,000. The Loan is unsecured and bears interest at 6.47% due semi-annually. The principal amount of the Loan shall be repaid to Aquila Energy by June 1, 2005. On April 1, 1997, the Company entered into another Loan Agreement (the Loan Agreement) with Aquila Energy for an amount of $16,250. This Loan Agreement is unsecured and bears interest at 6.83% due semi-annually. The principal amount of the Loan Agreement shall be repaid to Aquila Energy by October 15, 2006.

      Both loans require the Company to comply with certain financial covenants as well as limit the activities of the Company in other ways. At December 31, 1997, the Company was in compliance with such covenants.

      SENIOR NOTES

      The 8.29% senior notes (Senior Notes) are unsecured and bear interest at 8.29% due semi-annually. Principal payments of $12,500 are required each year until final maturity in September 2002. Upon issuance of the Senior Notes the Company deferred approximately $1,886 of initial fees and expenses and is amortizing such deferred financing costs over the life of the notes.

      The Senior Notes contain various restrictive covenants, which among others, limit the sale of assets, additional indebtedness of a subsidiary, and the ability to make certain restricted payments, including restrictions on the ability to make dividend payments for amounts in excess of those calculated in accordance with the covenants. The Senior Notes also require a subsidiary of the Company to maintain certain financial covenants related to cash flow, fixed charges and net worth. At December 31, 1997, the subsidiary of the Company was in compliance with such requirements and had the ability to pay restricted payments of approximately $62,600.

      LINE OF CREDIT

      The Company has an agreement with a bank whereby standby letters of credit may be issued (see Note 7) in an aggregate amount not to exceed the lesser of $18,000 or a borrowing base as calculated monthly under the agreement. At December 31, 1997, the borrowing base was $18,000 with no principal outstanding. This line of credit expires June 30, 1998, and is secured by the accounts receivable of certain subsidiaries of the Company. Any draw under a letter of credit bears interest at the bank's prime rate plus 2%, payable monthly.

4.    INCOME TAXES:

      Components of income tax expense are as follows:

                                                  Year Ended December 31,
                                            ----------------------------------
                                              1997         1996         1995
                                            --------     --------     --------
         Federal:
           Current ....................     $  7,890     $  9,279     $  3,264
           Deferred ...................        5,268        8,445        1,611
         State:
           Current ....................          287          303          242
           Deferred ...................        1,518        2,062          415
                                            --------     --------     --------
             Total ....................     $ 14,963     $ 20,089     $  5,532
                                            ========     ========     ========

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


4.    INCOME TAXES: (CONTINUED)

      Income tax expense is different than the amount computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

                                                                    Year Ended December 31,
                                                                ------------------------------
                                                                 1997        1996        1995
                                                                ------      ------      ------
         Federal statutory tax rate .......................       35.0%       35.0%       35.0%
         State income taxes, net of federal benefit .......        2.9         2.9         2.9
         Other ............................................        (.6)         .3          --
                                                                ------      ------      ------
                                                                  37.3%       38.2%       37.9%
                                                                ======      ======      ======


      The components of the net deferred tax liability of the Company are as follows:

                                                                     December 31,
                                                                ----------------------
                                                                  1997          1996
                                                                --------      --------
         Deferred tax liabilities .........................     $ 99,613      $ 92,025
         Deferred tax assets ..............................      (23,839)      (23,038)
         Valuation allowance on deferred tax assets .......           --            --
                                                                --------      --------
                                                                $ 75,774      $ 68,987
                                                                ========      ========

      The deferred tax liabilities noted above arise primarily from the excess of tax depreciation over book depreciation. The deferred tax assets noted above relate primarily to alternative minimum tax (AMT) credit carryforwards and net operating loss carryforwards (NOL) in 1996 which were fully applied in 1997. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.

      At December 31, 1997, the Company has AMT credit carryforwards of approximately $23,000 which have no expiration date.

      UtiliCorp has agreed with the Internal Revenue Service (IRS) on certain tax issues as a result of the IRS audits of certain UtiliCorp federal income tax returns for the years 1990 through 1993 (herein referred to as "agreed-upon tax issues"). In accordance with the provisions of the tax sharing agreement (see
Note 1), UtiliCorp assessed the Company $3,502 for these agreed-upon tax issues. The Company paid UtiliCorp this amount in 1997 and the first quarter of 1998. The payment of the income taxes associated with these agreed-upon tax issues had no effect on net income but an adjustment was made to the deferred tax liability.

5.    MAJOR CUSTOMERS:

      The Company and its subsidiaries had gross sales as a percentage of total revenue to non-affiliated major customers as follows:

                                                                  Year Ended December 31,
                                                                --------------------------
                                                                1997       1996       1995
                                                                ----       ----       ----
         Customer A .......................................        3%         3%        14%
         Customer B .......................................       12%        11%         9%
         Customer C .......................................       11%        11%         6%

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


5.    MAJOR CUSTOMERS: (CONTINUED)

      The Company's natural gas operations have a concentration of customers in natural gas transmission, distribution and marketing as well as industrial end-users while its NGLs operations have a concentration of customers in the refining and petrochemical industries. These concentrations of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. However, management believes that the Company's portfolio of accounts receivable is sufficiently diversified to minimize any potential credit risk. Historically, the Company has not incurred significant problems in collecting its accounts receivable and, as such, no allowance for doubtful accounts has been provided in the accompanying consolidated financial statements. The Company's accounts receivable are generally not collateralized.

6.    RETIREMENT AND BENEFIT PLANS:

      UtiliCorp and its subsidiaries have a defined contribution plan for virtually all employees. Pursuant to the plan, employees can defer a portion of their compensation and contribute it to a deferred account. The Company's matching contribution to the plan was $679, $639 and $519 in 1997, 1996 and 1995, respectively.

      The Company has a stock contribution plan under which eligible employees receive a Company contribution of 3% of their base income in UtiliCorp's common stock. The Company's expense associated with this plan was $357, $345 and $270 for 1997, 1996 and 1995, respectively.

      The Company has a stock option plan under which eligible employees were granted options to purchase shares of UtiliCorp's common stock. The plan provides that the options will not be granted at a price below the market price at the date of grant. No compensation expense was charged to the Company for 1997, 1996 and 1995. At December 31, 1997, 1996 and 1995, 21,100, 26,050 and
26,750 shares, respectively, were outstanding at an option price of $27.3125 per share. All of the options were granted prior to 1994 and are not subject to the provisions of SFAS No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." See below.

      UtiliCorp has also granted its own stock options to certain key members of management of the Company. At December 31, 1997 and 1996, there were 20,000 and 16,628 options outstanding at an option price per share of $29.375 and $29.08, respectively.

      The Company has a stock appreciation rights plan, as amended, for key members of management. Under the plan, the Company can award a total of 700,000 stock appreciation rights (SAR), each SAR giving the holder, upon exercise, the right to receive a cash payment for the difference between the fair market value of the Company's common stock on the date of grant and the fair market value on the exercise date. Each SAR has a term of ten years from the date of grant in which the employee may exercise the SAR. At the end of each reporting period within the exercise period, the Company records an adjustment to deferred compensation expense based upon the excess, if any, of the fair market value of the Company's common stock and the option price of the related SAR. At December 31, 1997, there were 191,344 SARs outstanding at an average price of $12.006 per SAR. The Company's benefit associated with this plan was $711 in 1997 while in 1996 and 1995 the associated expense was $873 and $241, respectively.

      The Company awarded 11,784, 6,295 and 23,765 shares of the Company's common stock in 1997, 1996 and 1995, respectively, to certain employees of the Company as restricted stock awards. The shares issued as restricted stock awards are held by the Company until certain restrictions lapse, generally on the second or third award anniversary. The restricted stock, when awarded, is amortized to compensation expense over a two to three year period. The Company's expense associated with the restricted stock awards was $81, $75 and $79 for 1997, 1996 and 1995, respectively.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


6.    RETIREMENT AND BENEFIT PLANS: (CONTINUED)

      In 1996, the Company's stockholders approved the 1996 Non-Employee Director Stock Plan (Stock Plan). The Stock Plan authorizes the issuance of a maximum of 100,000 shares of the Company's common stock based on the fair market value of the Company's common stock on the date of issuance. Each non-employee director is to receive common stock of the Company equal to $2 on a quarterly basis for services performed in the preceding quarter. In 1997 and 1996, 1,124 and 298 shares of the Company's common stock were issued and $16 and $4 of expense, respectively, was recognized under the Stock Plan.

      In 1997, the Company's stockholders approved the Aquila Gas Pipeline Corporation 1997 Stock Incentive Plan (the Plan), which provides for the granting of incentive stock options, nonqualified stock options, awards of restricted stock, stock appreciation rights, performance units or performance shares and other stock-based awards to eligible employees. The Company has reserved 500,000 shares of common stock for issuance in accordance with the Plan. Stock options vest pursuant to the individual stock option agreements with unexercised options expiring 10 years from the date of grant. In 1997, 60,000 stock options were granted to certain key employees. These options vest at 25% after the second anniversary, 25% after the third anniversary and the remaining 50% after the fourth anniversary of the grant date.

      The Company has adopted SFAS 123 but has elected to continue to account for employee stock-based compensation under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for options granted to employees where the exercise price is equal to the market price of the underlying stock at the date of grant.

      A summary of the status of the Company's Plan for the year ended December 31, 1997, and changes during the year is presented below:

                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                             Options     Price
                                                             -------    --------
         Outstanding, beginning of period ................        --    $     --
           Granted .......................................    60,000       12.72
           Forfeited .....................................   (11,000)      14.00
                                                             -------    --------
         Outstanding, end of period ......................    49,000    $  12.44
                                                             =======    ========
         Options exercisable at end of period ............        --    $     --
                                                             =======    ========
         Weighted average grant date fair value per
           option for options granted during the period ..              $   6.97
                                                                        ========

      The following table summarizes information about the Company's stock options outstanding at December 31, 1997:

                                               Weighted
                                                Average             Weighted
                              Options          Remaining            Average
         Exercise Price     Outstanding     Contractual Life     Exercise Price
         --------------     -----------     ----------------     --------------
             $14.00            24,000           9.1 years            $14.00
             $10.94            25,000           9.6 years            $10.94
                            -----------
                               49,000           9.4 years            $12.44
                            ===========

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


6.    RETIREMENT AND BENEFIT PLANS: (CONTINUED)

      Had compensation expense for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under this Plan consistent with the method prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                  Year Ended
                                                               December 31, 1997
                                                               -----------------
         Net income, as reported .............................       $25,166
         Net income, pro forma ...............................       $25,130

         Basic and diluted earnings per share, as reported ...       $   .86
         Basic and diluted earnings per share, pro forma .....       $   .85

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                  Year Ended
                                                               December 31, 1997
                                                               -----------------
         Expected dividend yield .............................         .5%
         Expected stock price volatility .....................       32.5%
         Risk-free interest rate .............................        6.4%
         Expected life of options ............................     10 Years

       No disclosures are presented for the periods ended December 31, 1996 and 1995, as the Company had not issued common stock options prior to 1997.

7.    COMMITMENTS AND CONTINGENCIES:

      LEASE OBLIGATIONS

      The Company has various non-cancelable operating leases. Total rent expense amounted to approximately $1,382, $1,186, and $994 for 1997, 1996 and 1995, respectively. Future minimum rental payments of the Company under the existing non-cancelable operating lease agreements as of December 31, 1997 are as follows:

                  1998 .........................     $  1,078
                  1999 .........................        1,099
                  2000 .........................          951
                  2001 .........................           40
                  Thereafter ...................           --
                                                     --------
                                                     $  3,168
                                                     ========

      LETTERS OF CREDIT AND GUARANTIES

      The Company has issued irrevocable standby letters of credit totaling $9,340 at December 31, 1997. The standby letters of credit, which generally have terms from one to three months, collateralize obligations to third parties for the purchase of natural gas. The standby letters of credit are issued pursuant to the line of credit discussed in Note 3.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


7.    COMMITMENTS AND CONTINGENCIES: (CONTINUED)

      The Company issued financial guarantees of approximately $1,225 at December 31, 1997, related to business activities of a 50% owned subsidiary. Management does not believe it is probable that the financial guarantees will be exercised.

      TAXES

      The IRS has examined and proposed adjustments to UtiliCorp's consolidated federal income tax returns for 1988 through 1993. The proposed adjustment affecting the Company is to lengthen the depreciable life of certain pipeline assets owned by the Company. The Company has filed a petition in U.S. Tax Court contesting the IRS proposed adjustments for the years of 1990 through 1992. The IRS has also proposed an adjustment on the same issue for 1993, which the Company plans to contest by filing a similar petition. The Company intends to vigorously contest the proposed adjustment and believes it is reasonably possible they will prevail. It is expected that additional assessments for the years 1994 through the present would be made on the same issue. Under the provisions of the tax sharing agreement with Aquila Energy and UtiliCorp (see
Note 1) the Company would be liable to UtiliCorp for additional taxes of approximately $8,663 for the audit period and through the present plus potential interest of approximately $2,747. The additional taxes would result in an adjustment to the deferred tax liability with no effect on net income, while any payment of interest would affect net income. The Company expects that the ultimate resolution of this matter will not have a material adverse effect on its financial position.

      The Company is also a party to additional claims and is involved in various other litigation and administrative proceedings arising in the normal course of business. The Company believes it is unlikely that the final outcome of any of the claims, litigation or proceedings, including those discussed above, to which the Company is a party would have a material adverse effect on the Company's financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

      The Company, in the normal course of business of its natural gas pipeline operations, purchases and sells natural gas pursuant to long-term contracts. Such contracts contain terms which are customary in the industry. The Company believes that such terms are commercially reasonable and will not have a material adverse effect on the Company's financial position or results of operations.

8.    ACQUISITIONS AND SALES:

      OASIS PIPE LINE COMPANY

      On July 1, 1996 and November 1, 1996, the Company completed the acquisition of 15% and 25%, respectively, of the outstanding capital stock of Oasis and related transportation rights from Dow Hydrocarbons and Resources Inc.
(DHRI) for a cash purchase price of $47,143 and $84,000, respectively. The acquisition cost exceeded the Company's share of the underlying net assets of Oasis by approximately $97,000. The transportation rights related to the 15% and 25% capital stock acquisitions of Oasis amounted to approximately 120 and 200 million cubic feet per day (MMcf/d), respectively, of firm intrastate transportation between the Waha, Texas hub and the Katy, Texas hub, plus the opportunity to utilize excess capacity on an interruptible basis. The acquisitions were accounted for using the purchase method and are reflected in the consolidated financial statements using the equity method of accounting.

      On April 1, 1997, the Company received $16,800 from El Paso Natural Gas Company (El Paso) for its exercise of an option to acquire 5% of all the capital stock of Oasis and the related transportation rights. The Company, after the exercise of the option, owns 35% of the capital stock of Oasis and has 280 MMcf/d of firm intrastate transportation capacity. The exercise of the option resulted in no gain or loss on disposition to the Company. The proceeds were utilized to pay down on the Company's revolving debt.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


8.    ACQUISITIONS AND SALES: (CONTINUED)

      The unaudited pro forma results of operations assuming the acquisitions of Oasis had occurred as of January 1, 1995 are as follows:

                                                   Years Ended December 31, (a)
                                                   -----------------------------
                                                       1996             1995
                                                   ------------     ------------
                                                            (unaudited)
         Operating revenues ..................     $    799,278     $    485,828
         Net income ..........................     $     28,940     $      3,372
         Earnings per common share ...........     $        .98     $        .11

      ----------
      (a) The pro forma amounts are presented at the Company's 40% ownership and do not include any adjustments to reflect the potential marketing activity that might have occurred if the Company had acquired Oasis as of January 1, 1995.

      The unaudited pro forma information is based upon available information and certain estimates and assumptions related to the accounting for the Oasis acquisition. The unaudited pro forma information is not necessarily indicative of the results that would have occurred had such transaction actually taken place at the beginning of the period specified nor does such information purport to project the results to operations for any future date or period.

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

      WARWINK JOINT VENTURE

      On December 1, 1997, the Company through its subsidiary, Tristar, sold its ownership interest in the joint venture, Warwink Joint Venture, for a gain of $1,167.

9.    COMMODITY RISK MANAGEMENT:


      NON-TRADING ACTIVITIES

      The Company utilizes commodity financial instruments, primarily futures, options, forward contracts and swaps (hedges or hedging), to reduce the risk of commodity price fluctuations for its revenue share of natural gas and NGLs throughput/production and for its off-system natural gas transportation. However, hedging and related activities may expose the Company to other risks of financial loss in certain circumstances, including variances from hedging assumptions and counterparty risk.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


9.    COMMODITY RISK MANAGEMENT: (CONTINUED)

      The following table details information on the Company's non-trading hedges as of December 31, 1997. The fair value of the hedges is the estimated amount the Company would receive or (pay) to terminate the hedges at December 31, 1997.

                                                                       Years
                                   Notional                            Which
                                    Volume    Carrying    Fair      Instruments
                                    Bcf (1)    Amount     Value        Extend
                                   --------   --------   -------    -----------
         Swap contracts
            Payor ..............       14.9   $     --   $   256     up to 1998
            Receiver ...........       13.2         --      (121)    up to 1998
         Future Contracts
            Payor ..............       18.6         --    (4,244)    up to 1998
            Receiver ...........       16.6         --     4,687     up to 1998
                                              --------   -------
         Total .................              $     --   $   578
                                              ========   =======


      (1)  Billion cubic feet

      All financial commodity hedges disclosed have Aquila Energy as the counterparty because Aquila Energy maintains a centralized commodity risk management function for its subsidiaries.

      TRADING ACTIVITIES

      The following table details information on the Company's contracts held or issued for trading purposes as of December 31 1997:

                                                                       Years
                                                        Notional       Which
                                                         Volume      Instruments
                                                          Bcf          Extend
                                                        --------     -----------
         Swap contracts
            Payor ..................................      164.2    $  up to 1999
            Receiver ...............................      161.6       up to 1999
         Future Contracts
            Payor ..................................       55.5       up to 1999
            Receiver ...............................       49.5       up to 1999


     The following table details the fair values of contracts held or issued for trading purposes as of December 31, 1997:

                                             Fair Value of Assets (Liabilities)
                                             ----------------------------------
                                               Average                Ending
                                             -----------            -----------
         Assets ........................     $     2,056            $     2,391
         Liabilities ...................          (1,019)                  (491)
                                                                    -----------
         Net amount ....................                            $     1,900
                                                                    ===========


     The net gain from trading activities during the year was $8,053.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


10.  FINANCIAL INSTRUMENTS:

     CASH AND CASH EQUIVALENTS, OTHER CURRENT ASSETS AND OTHER CURRENT
     LIABILITIES

     The Company's carrying amounts for cash and cash equivalents, other current assets and other current liabilities approximate fair value.

      DEBT

      The carrying value of the debt approximates the fair value of the debt. This determination is based on management's estimate of the fair value at which such instruments could be sold or obtained in an unrelated third party transaction.

      LETTERS OF CREDIT

      The fair value of the outstanding standby letters of credit of $9,340, at December 31, 1997 is estimated to be the same as the contract value based on the nature of the fee arrangements with the bank.

11.   INVESTMENT IN AFFILIATED COMPANY:

      The Company holds an investment in Oasis which is accounted for by the equity method of accounting. Dividends received from Oasis were $1,142 and $585 during 1997 and 1996, respectively. The Company's net cost basis in Oasis is greater than the Company's share of the underlying net assets of Oasis by $84,764 at December 31, 1997. The cost over the underlying net assets is being amortized over approximately 35 years based on the underlying assets' depreciable lives. The amortization is included in the equity in net income from Oasis.

      Summarized financial information of Oasis as of and for the years ended December 31, 1997 and 1996 are as follows:

                                                            1997       1996
                                                          --------   --------
         SUMMARIZED BALANCE SHEET INFORMATION:

         Current assets ...............................   $  7,873   $  7,774
         Non-current assets ...........................     43,999     45,276
                                                          --------   --------

             Total assets .............................   $ 51,872   $ 53,050
                                                          ========   ========

         Current liabilities ..........................   $  7,812   $  6,579
         Non-current liabilities ......................     11,738     17,821
                                                          --------   --------
             Total liabilities ........................   $ 19,550   $ 24,400
                                                          ========   ========

             Net assets ...............................   $ 32,322   $ 28,650
                                                          ========   ========

         SUMMARIZED STATEMENT OF INCOME INFORMATION:

         Revenues .....................................   $ 24,356   $ 28,127
         Cost and expenses ............................   $ 17,381   $ 20,486
         Net income ...................................   $  6,975   $  7,641

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


12.   QUARTERLY FINANCIAL DATA:  (UNAUDITED)


                                                        First         Second        Third         Fourth
                                                       Quarter       Quarter       Quarter       Quarter
                                                      ---------     ---------     ---------     ---------
         1997:
         Operating revenues .....................     $ 273,198     $ 208,164     $ 254,544     $ 278,013
         Gross margin ...........................     $  34,628     $  31,012     $  27,617     $  26,071
         Net income .............................     $   8,693     $   7,036     $   4,753     $   4,684
         Basic and diluted earnings per share ...     $     .30     $     .24     $     .16     $     .16

         1996:
         Operating revenues .....................     $ 164,917     $ 167,122     $ 202,548     $ 264,691
         Gross margin ...........................     $  34,086     $  30,996     $  31,885     $  38,215
         Net income .............................     $   7,773     $   7,517     $   7,544     $   9,619
         Basic and diluted earnings per share ...     $     .26     $     .26     $     .26     $     .33

                        AQUILA GAS PIPELINE CORPORATION

                          FINANCIAL STATEMENT SCHEDULE

                                                                      SCHEDULE I


                         AQUILA GAS PIPELINE CORPORATION
                               PARENT COMPANY ONLY

                            CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)


                                     ASSETS

                                                                December 31,
                                                            -------------------
                                                              1997       1996
                                                            --------   --------
Current amounts due from affiliated subsidiaries ........   $ 38,044   $ 41,961
Federal income taxes receivable .........................         --      1,068
Other current assets ....................................        189      3,581
Investment in subsidiaries (equity method) ..............    185,722    192,215
Pipeline, property, plant and equipment, net ............         97         92
Long-term advances to affiliated subsidiaries ...........    143,139    141,697
                                                            --------   --------

TOTAL ASSETS ............................................   $367,191   $380,614
                                                            ========   ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current amounts due to Aquila Energy Corporation, net ...   $  6,905   $    822
Federal income taxes payable ............................      1,845         --
Other current liabilities ...............................     11,136      5,933
Long-term debt ..........................................    123,950    174,201
Commitments and contingencies (Note 3)
Stockholders' equity:
   Common stock .........................................        294        294
   Additional paid-in capital ...........................     90,297     90,297
   Retained earnings ....................................    132,764    109,067
                                                            --------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............   $367,191   $380,614
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

                                                                      SCHEDULE I
                                                                     (CONTINUED)


                         AQUILA GAS PIPELINE CORPORATION
                         PARENT COMPANY ONLY (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME

                                 (IN THOUSANDS)


                                                    Year Ended December 31,
                                               --------------------------------
                                                 1997        1996        1995
                                               --------    --------    --------
INCOME AND EXPENSES:
  General and administrative ...............   $     --    $     --    $    (10)
  Interest (income) expense, net ...........     (2,703)      1,280       1,067
  Depreciation and amortization ............         32          26          20
  Federal income tax expense (benefit) .....      1,012        (495)       (408)
                                               --------    --------    --------
    Total (income) and expenses ............     (1,659)        811         669
                                               --------    --------    --------

INCOME (LOSS) BEFORE EQUITY IN EARNINGS
  OF SUBSIDIARIES ..........................      1,659        (811)       (669)

EQUITY IN NET EARNINGS OF SUBSIDIARIES .....     23,507      33,264       9,734
                                               --------    --------    --------

NET INCOME .................................   $ 25,166    $ 32,453    $  9,065
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

                                                                      SCHEDULE I
                                                                     (CONTINUED)


                         AQUILA GAS PIPELINE CORPORATION
                         PARENT COMPANY ONLY (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                Year Ended December 31,
                                                                      ------------------------------------------
                                                                         1997            1996            1995
                                                                      ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net  income ....................................................     $   25,166      $   32,453      $    9,065
  Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in net earnings of subsidiaries ......................        (23,507)        (33,264)         (9,734)
    Dividends received from affiliated subsidiaries .............         30,000              --              --
    Depreciation and amortization ...............................             32              26              20
  Changes in current assets and current liabilities .............         18,164          12,552           6,958
                                                                      ----------      ----------      ----------

    Net cash provided by operating activities ...................         49,855          11,767           6,309
                                                                      ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Additions to pipeline, property, plant and equipment ..........            (37)            (31)            (42)
                                                                      ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES :
  (Repayments) borrowings under revolving
    credit agreement, net .......................................        (66,501)        114,201          (3,300)
  Borrowings under loan agreements ..............................         16,250              --          50,000
  Advances to affiliates ........................................         (1,441)       (123,667)        (53,046)
  Dividends paid ................................................         (1,469)         (1,468)         (1,470)
  Other .........................................................             --              --               2
                                                                      ----------      ----------      ----------
   Net cash used in financing activities ........................        (53,161)        (10,934)         (7,814)
                                                                      ----------      ----------      ----------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS ..........................................         (3,343)            802          (1,547)
                                                                      ----------      ----------      ----------

CASH AND CASH EQUIVALENTS, beginning of year ....................          3,343           2,541           4,088
                                                                      ----------      ----------      ----------

CASH AND CASH EQUIVALENTS, end of year ..........................     $        0      $    3,343      $    2,541
                                                                      ==========      ==========      ==========


The accompanying notes are an integral part of these condensed financial statements.

                                                                      SCHEDULE I
                                                                     (CONTINUED)


                         AQUILA GAS PIPELINE CORPORATION
                         PARENT COMPANY ONLY (CONTINUED)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1.  DEBT

    See Note 3 of Notes to Consolidated Financial Statements.

2.  PIPELINE, PROPERTY, PLANT AND EQUIPMENT

    See Note 1 of Notes to Consolidated Financial Statements.

3.  COMMITMENTS AND CONTINGENCIES

    See Note 7 of Notes to Consolidated Financial Statements.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AQUILA GAS PIPELINE CORPORATION



                                                By /s/ F. Joseph Becraft
                                                   -----------------------
                                                   F. Joseph Becraft
                                                   Chief Executive Officer,
                                                   President and Director





Date  March 10, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


March 10, 1998                          Chairman of the Board                             /s/ Charles K. Dempster
                                                                                          -----------------------
                                                                                          Charles K. Dempster


March 10, 1998                          Chief Executive Officer, President                /s/ F. Joseph Becraft
                                        and Director                                      -----------------------
                                                                                          F. Joseph Becraft

March 10, 1998                          Vice President
                                        (Principal Financial Officer and                  /s/ Damon C. Button
                                        Principal Accounting Officer)                     -----------------------
                                                                                          Damon C. Button

March 10, 1998                          Director
                                                                                          /s/ Harvey J. Padewer
                                                                                          -----------------------
                                                                                          Harvey J. Padewer

March 10, 1998                          Director
                                                                                          /s/ Robert L. Howell
                                                                                          -----------------------
                                                                                          Robert L. Howell

March 10, 1998                          Director
                                                                                          /s/ Jon L. Mosle, Jr.
                                                                                          -----------------------
                                                                                          Jon L. Mosle, Jr.

March 10, 1998                          Director
                                                                                          /s/ Gary L. Downey
                                                                                          -----------------------
                                                                                          Gary L. Downey

March 10, 1998                          Director
                                                                                          /s/ Robert K. Green
                                                                                          -----------------------
                                                                                          Robert K. Green



                                                    INDEX TO EXHIBITS
                                                                                                             Sequentially
       Exhibit                                                                                                 Numbered
       Number                                            Description                                             Page
     ------------       -------------------------------------------------------------------------------      --------------

      *3.1              Restated  Certificate  of  Incorporation  of Aquila Gas  Pipeline  Corporation
                            (Incorporated  by  reference  herein to  Exhibit  3.1 to the  Registrant's
                            Registration  Statement on Form S-1,  Registration  Number  33-68226 dated
                            September 1, 1993)
      *3.2              Restated Bylaws of Aquila Gas Pipeline Corporation  (Incorporated by reference herein to Exhibit 3.2 to the Registrant's  Registration  Statement on Form
                            S-1, Registration Number 33-68226 dated September 1, 1993)
     *10.1              Purchase and Sale Agreement dated January 12, 1990 between Phillips 66 Company and Aquila Southwest Energy Corporation (Incorporated by reference herein to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1,
                            Registration Number 33-68226 dated September 1, 1993)
     *10.2              Note Purchase Agreement relating to 8.29% Senior Notes Due September 15, 2002
                            (Incorporated by reference herein to Exhibit 10.2 to the Registrant's
                            Registration Statement on Form S-1, Registration Number 33-68226 dated
                            September 1, 1993)
     *10.3              Revolving  Credit  Agreement  dated  August  1,  1992  between  Aquila  Energy
                            Corporation  and Aquila  Southwest  Energy  Corporation  (Incorporated  by
                            reference  herein  to  Exhibit  10.5  to  the  Registrant's   Registration
                            Statement on Form S-1,  Registration  Number  33-68226 dated  September 1,
                            1993)
     *10.4              Amendment  No. 1 to Revolving  Credit  Agreement  dated August 1, 1992 between
                            Aquila  Energy   Corporation  and  Aquila  Southwest  Energy   Corporation
                            (Incorporated  by  reference  herein to Exhibit  10.6 to the  Registrant's
                            Registration  Statement on Form S-1,  Registration  Number  33-68226 dated
                            September 1, 1993)
     *10.5              Agreement Relating to Services and Other Matters dated as of August 1, 1993 between UtiliCorp United Inc. and Aquila Gas Pipeline Corporation
                            (Incorporated by reference herein to Exhibit 10.7 to the Registrant's
                            Registration  Statement on Form S-1,  Registration  Number  33-68226 dated
                            September 1, 1993)
     *10.6              Agreement Relating to Services and Other Matters dated as of August 1, 1993 between Aquila Energy Corporation and Aquila Gas Pipeline Corporation
                            (Incorporated by reference herein to Exhibit 10.8 to the Registrant's
                            Registration  Statement on Form S-1,  Registration  Number  33-68226 dated
                            September 1, 1993)
     *10.7              Mooreland Gas Sale Agreement  between Aquila Energy Marketing  Corporation and
                            Aquila  Gas  Systems  Marketing  Corporation  (Incorporated  by  reference herein to Exhibit 10.9 to the Registrant's  Registration Statement on Form
                            S-1, Registration Number 33-68226 dated September 1, 1993)
     *10.8              Elk City Gas Sale Agreement  between Aquila Energy  Marketing  Corporation and
                            Aquila Gas Processing Corporation (Incorporated by reference herein to
                            Exhibit 10.10 to the Registrant's Registration Statement on Form S-1,
                            Registration Number 33-68226 dated September 1, 1993)





                                                                                                             Sequentially
       Exhibit                                                                                                 Numbered
       Number                                            Description                                             Page
     ------------       -------------------------------------------------------------------------------      --------------

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






                                                                                                             Sequentially
       Exhibit                                                                                                 Numbered
       Number                                            Description                                             Page
     ------------       ------------------------------------------------------------------------------       --------------

     *10.21             Acquisition  Agreement  for Oasis Pipe Line  Company  dated  August 28,  1996 between Dow Hydrocarbons and Resources Inc. and AQP Holdings L.P.
                            (Incorporated by reference herein to Exhibit 10.1 of the Form 10-Q for the quarterly period ended September 30, 1996, File No. 1-12426)
     *10.22             Note Agreement dated July 1, 1996 between Aquila Energy Corporation and AQP
                            Holdings L.P. (Incorporated by reference herein to Exhibit 10.2 of the Form
                            10-Q for the quarterly period ended September 30, 1996, File No. 1-12426)
     *10.23             Amendment No. 3 to Revolving  Credit  Agreement  dated August 1, 1992 between
                            Aquila Energy Corporation and Aquila Southwest Energy Corporation
                            (Incorporated by reference herein to Exhibit 10.3 of the Form 8-K Current
                            Report dated November 15, 1996, File No. 1-12426)
     *10.24             Amendment  No. 2 to  Revolving  Credit  Agreement  dated  September  26, 1994 between Aquila Energy Corporation and Aquila Gas Pipeline Corporation
                            (Incorporated by reference herein to Exhibit 10.2 of the Form 8-K Current
                            Report dated November 15, 1996, File No. 1-12426)
     *10.25             Loan Agreement dated April 1, 1997 between Aquila Energy Corporation and
                            Aquila Gas Pipeline Corporation (Incorporated by reference herein to Exhibit
                            10.1 of the Form 10-Q for the quarterly period ended June 30, 1997, File No.
                            1-12426)

                       Management Contracts and Compensatory Plans or Arrangements
                       -----------------------------------------------------------

     *10.26             Stock Option Agreement dated October 29, 1996, between AQP Holdings L.P. and El
                            Paso Natural Gas Company (Incorporated by reference herein to Exhibit 10.1 of the Form 8-K Current Report dated November 15, 1996, File No. 1-12426)
     *10.27             Aquila Gas Pipeline  Corporation Stock Appreciation Rights Plan (Incorporated by
                            reference herein to Exhibit 10.12 to the Registrant's Registration Statement
                            on Form S-1, Registration Number 33-68226 dated September 1, 1993)
     *10.28             Employment Contract with Craig F. Strehl dated as of September 1, 1993, (Incorporated by reference herein to Exhibit 10.13 to the Registrant's Registration
                            Statement on Form S-1, Registration Number 33-68226 dated September 1, 1993)
     *10.29             Aquila  Gas   Pipeline   Corporation   1994   Restricted   Stock  Plan  (Incorporated
                            by reference herein to Exhibit 10.19 of the Form 10-K for the year ended
                            December 31, 1994, File No. 1-12426)
     *10.30             Change of Control  Agreement  dated June 29, 1995 between Aquila Gas Pipeline Corporation and Craig F. Strehl (Incorporated by reference herein to Exhibit 10.23 of the Form 10-Q for the quarterly period ended September 30, 1995, File No.
                            1-12426)
     *10.31             Amendment  to  Employment  Contract  dated June 12, 1995  between  Aquila Gas Pipeline
                            Corporation and Craig F. Strehl (Incorporated by reference herein to Exhibit
                            10.24 of the Form 10-Q for the quarterly period ended September 30, 1995,
                            File No. 1-12426)
     *10.32             Aquila Gas  Pipeline  Corporation  Amended  Stock  Appreciation  Rights  Plan (Incorporated
                            by reference herein to Exhibit 10.27 of the Form 10-K for the year ended
                            December 31, 1995, File No. 1-12426)
     *10.33             Aquila  Gas  Pipeline  Corporation  1996  Non-Employee  Director  Stock  Plan (Incorporated
                            by reference herein to Exhibit 10.2 of the Form 10-Q for the quarterly period ended June 30, 1996, File No. 1-12426)



                                                                                                             Sequentially
       Exhibit                                                                                                 Numbered
       Number                                            Description                                             Page
     ------------       ------------------------------------------------------------------------------       --------------
     *10.34             Aquila Gas Pipeline  Corporation  1997 Stock Incentive Plan  (Incorporated by
                            reference herein to Appendix A to the Proxy Statement on Schedule 14A dated
                            April 14, 1997, File No. 1-12426)
      10.35             Employment Letter Agreement with F. Joseph Becraft dated as of July 11, 1997              25
      21.1              Subsidiaries of the Registrant
      27.1              Financial Data Schedule                                                                   31
                                                                                                                  33


    --------------------------------
* Exhibits marked with an asterisk are incorporated by reference as indicated pursuant to Rule 12(b)-23.