Form 10-Q
period 1998-03-31
AQUILA GAS PIPELINE CORP
filed 1998-05-11
CIK 911535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

          Class                                   Outstanding on May 4, 1998
          -----                                   --------------------------
Common stock, $.01 par value                                29,400,000

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                               March 31,     December 31,
                                                                                                 1998            1997
                                                                                               ---------     ------------
                                                                                              (Unaudited)
                                                        ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...........................................................     $   9,316      $   5,276
     Accounts receivable .................................................................       105,174        102,420
     Inventories and exchanges ...........................................................         1,002          1,637
     Materials and supplies ..............................................................         5,934          6,026
                                                                                               ---------      ---------
           Total current assets ..........................................................       121,426        115,359
                                                                                               ---------      ---------

INVESTMENT IN AFFILIATE, net .............................................................        96,389         96,257
                                                                                               ---------      ---------

PIPELINE, PROPERTY, PLANT AND EQUIPMENT, at cost:
     Natural gas pipelines ...............................................................       445,610        442,995
     Plants and processing equipment .....................................................        76,689         76,375
                                                                                               ---------      ---------
                                                                                                 522,299        519,370
     Less - Accumulated depreciation .....................................................      (122,463)      (117,179)
                                                                                               ---------      ---------
                                                                                                 399,836        402,191

INTANGIBLE ASSETS, net ...................................................................        30,141         30,926
                                                                                               ---------      ---------
OTHER, net ...............................................................................         1,673          1,600
                                                                                               ---------      ---------

TOTAL ASSETS .............................................................................     $ 649,465      $ 646,333
                                                                                               =========      =========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt ................................................     $  12,500      $  12,500
     Accounts payable ....................................................................       103,059         91,425
     Accrued expenses ....................................................................         6,941          6,002
     Accrued interest ....................................................................         2,580          3,971
     Income taxes payable to UtiliCorp United Inc. .......................................         1,102          2,189
     Intercompany payable due to Aquila Energy Corporation ...............................         8,361          7,022
                                                                                               ---------      ---------
          Total current liabilities ......................................................       134,543        123,109
                                                                                               ---------      ---------

LONG-TERM DEBT ...........................................................................       213,150        223,950
                                                                                               ---------      ---------
DEFERRED INCOME TAXES ....................................................................        76,283         75,774
                                                                                               ---------      ---------
OTHER LONG-TERM LIABILITIES ..............................................................           182            145
                                                                                               ---------      ---------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding
     at March 31, 1998 and December 31, 1997 ............................................            --             --
     Common stock, $.01 par value, 50,000,000 shares authorized, 29,400,000 shares
     issued and outstanding at March 31, 1998 and December 31, 1997 ......................           294            294
     Additional paid-in capital ..........................................................        90,297         90,297
     Retained earnings ...................................................................       134,716        132,764
                                                                                               ---------      ---------
          Total stockholders' equity .....................................................       225,307        223,355
                                                                                               ---------      ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................................     $ 649,465      $ 646,333
                                                                                               =========      =========


See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        Three Months Ended March 31,
                                                                 ---------------------------------------
                                                                       1998                    1997
                                                                 -----------------     -----------------
          OPERATING REVENUES ...............................     $         237,205     $         273,198
                                                                 -----------------     -----------------

          COSTS AND EXPENSES:
               Cost of sales ...............................               214,311               238,570
               Operating ...................................                 5,377                 5,561
               General and administrative ..................                 4,733                 4,476
               Depreciation and amortization ...............                 6,507                 6,307
                                                                 -----------------     -----------------
                    Total costs and expenses ...............               230,928               254,914
                                                                 -----------------     -----------------

          INCOME FROM OPERATIONS ...........................                 6,277                18,284

          INTEREST AND DEBT EXPENSES, net ..................                 2,901                 4,513

          EQUITY IN NET INCOME OF AFFILIATE ................                   132                   144
                                                                 -----------------     -----------------

          INCOME BEFORE INCOME TAXES .......................                 3,508                13,915

          PROVISION IN LIEU OF INCOME TAX EXPENSE ..........                 1,189                 5,222
                                                                 -----------------     -----------------

          NET INCOME .......................................     $           2,319     $           8,693
                                                                 =================     =================

          BASIC AND DILUTED EARNINGS PER SHARE .............     $             .08     $             .30
                                                                 =================     =================

          BASIC SHARES OUTSTANDING .........................            29,400,000            29,400,000
                                                                 =================     =================

          DILUTED SHARES OUTSTANDING .......................            29,403,294            29,400,000
                                                                 =================     =================

          CASH DIVIDENDS PER SHARE OF COMMON STOCK .........     $           .0125     $           .0125
                                                                 =================     =================



See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                                Three Months Ended March 31,
                                                                                                ----------------------------
                                                                                                     1998          1997
                                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..............................................................................     $  2,319      $  8,693
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization ....................................................        6,507         6,307
            Deferred income taxes ............................................................          509         2,268
            Dividends from affiliate .........................................................           --            91
            Equity in net income of affiliate ................................................         (132)         (144)
            Other non-cash items .............................................................         (131)          113
            Changes in operating assets and liabilities:
                    Accounts receivable ......................................................       (2,754)       70,429
                    Inventories and exchanges ................................................          635           (86)
                    Materials and supplies ...................................................           92           235
                    Accounts payable .........................................................       11,634       (72,982)
                    Accrued expenses .........................................................          939          (812)
                    Accrued interest .........................................................       (1,391)         (860)
                    Income taxes payable to UtiliCorp United Inc. ............................       (1,087)          911
                    Intercompany payable due to Aquila Energy Corporation ....................        1,339         1,278
                                                                                                   --------      --------

             Net cash provided by operating activities .......................................       18,479        15,441
                                                                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to pipeline, property, plant and equipment ....................................       (5,013)       (5,853)
     Proceeds from asset dispositions ........................................................        1,708            27
                                                                                                   --------      --------

             Net cash used in investing activities ...........................................       (3,305)       (5,826)
                                                                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under revolving credit agreements, net .........................................      (10,800)      (19,224)
     Principal payments of debt ..............................................................           --          (111)
     Dividends paid ..........................................................................         (367)         (367)
     Other ...................................................................................           33           (19)
                                                                                                   --------      --------

             Net cash used in financing activities ...........................................      (11,134)      (19,721)
                                                                                                   --------      --------

   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................................        4,040       (10,106)

   CASH AND CASH EQUIVALENTS, beginning of period ............................................        5,276        17,719
                                                                                                   --------      --------

   CASH AND CASH EQUIVALENTS, end of period  ................................................      $  9,316      $  7,613
                                                                                                   ========      ========


See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 (IN THOUSANDS)


1.    BASIS OF PRESENTATION:

      The accompanying condensed consolidated financial statements of Aquila Gas Pipeline Corporation and subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments of a normal recurring nature have been made which the Company believes are necessary for a fair presentation of the Company's financial position and results of operations for such interim periods. These interim results are not necessarily indicative of the results for a full year. Certain information and note disclosures related to the unaudited interim periods ended March 31, 1998 and 1997, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations although the Company believes the disclosures are adequate to make the interim period information presented herein not misleading.

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

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings per Share." SFAS 128 establishes new standards for computing and presenting earnings per share (EPS). At December 31, 1997, the Company adopted SFAS 128. The following is a reconciliation of income available to common stockholders and the weighted average number of common shares outstanding for each respective period.

                                                        For the Three Months Ended March 31,
                                                        ------------------------------------
                                                               1998            1997
                                                        ----------------- ------------------
         Income available to common stockholders ......     $     2,319     $     8,693

         Weighted average shares outstanding:
            Basic shares outstanding ..................      29,400,000      29,400,000
         Effect of dilutive securities:
            Options ...................................           3,294              --
                                                            -----------     -----------
               Diluted shares outstanding .............      29,403,294      29,400,000
                                                            ===========     ===========

         Basic and diluted earnings per share .........     $       .08     $       .30
                                                            ===========     ===========

       Certain options to purchase 29,000 shares of common stock at $14.00 per share were outstanding for the periods presented but were not included in the computation of EPS because the options' exercise price was greater than the average market price of the common shares.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 (IN THOUSANDS)


1.    BASIS OF PRESENTATION:  (CONTINUED)

      The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. No changes in accounting principles have occurred since that date.

2.    STATEMENTS OF CASH FLOWS:

      Supplemental disclosure of cash flow information for cash paid for interest and income taxes by the Company:

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                              1998           1997
                                                                           ----------     ----------
     Interest, net of amount capitalized .............................     $    4,414     $    5,374
     Income taxes ....................................................     $    1,784     $    2,131

3.    COMMITMENTS AND CONTINGENCIES:

      LETTERS OF CREDIT AND GUARANTIES

      The Company has issued irrevocable standby letters of credit totaling $9,336 at March 31, 1998. The standby letters of credit, which generally have terms from one to three months, collateralize obligations to third parties for the purchase of gas. The standby letters of credit are issued pursuant to a line of credit maintained by the Company.

      The Company has issued various financial guarantees related to business activities. Management does not believe it is probable that the financial guarantees will be exercised.

      TAXES

      The Internal Revenue Service (IRS) has examined and proposed adjustments to UtiliCorp United Inc.'s (UtiliCorp) consolidated federal income tax returns for 1988 through 1993. The proposed adjustment affecting the Company is to lengthen the depreciable life of certain pipeline assets owned by the Company. The Company has filed a petition in U.S. Tax Court contesting the IRS proposed adjustments for the years of 1990 through 1992. The IRS has also proposed an adjustment on the same issue for 1993, which the Company plans to contest by filing a similar petition. The Company intends to vigorously contest the proposed adjustment and believes it is reasonably possible they will prevail. It is expected that additional assessments for the years 1994 through the present would be made on the same issue. Under the provisions of the tax sharing agreement with Aquila Energy Corporation (Aquila Energy) and UtiliCorp, the Company would be liable to UtiliCorp for additional taxes of approximately $9,668 for the audit period and through the present plus potential interest of approximately $3,141. The additional taxes would result in an adjustment to the deferred tax liability with no effect on net income, while any payment of interest would affect net income. The Company expects that the ultimate resolution of this matter will not have a material adverse effect on its financial position.

      The Company is also a party to additional claims and is involved in various other litigation and administrative proceedings arising in the normal course of business. The Company believes it is unlikely that the final outcome of any of the claims, litigation or proceedings including those discussed above, to which the Company is a party would have a material adverse effect on the Company's financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 (IN THOUSANDS)


3.    COMMITMENTS AND CONTINGENCIES:  (CONTINUED)

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

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RECENT OPERATIONS DEVELOPMENTS

      In March 1998, the Company announced that it had retained the services of Merrill Lynch & Co. to explore strategic alternatives. The action includes consideration of selling or merging the Company. The process is ongoing and considerable interest has been shown in the Company. It is expected that a transaction will be completed shortly after mid-year.

      The following discussion and analysis relates to the condensed consolidated financial position and results of operations of the Company for the three months ended March 31, 1998 and 1997. Reference should be made to the Condensed Consolidated Financial Statements and the Notes thereto.

                                                 Three Months Ended                   Period 1997
                                                       March 31,                     to 1998 Change
                                              -------------------------     -------------------------------
                                                  1998          1997           Amount            Percent
                                              ----------     ----------     ----------        -------------
                                                         (Dollars in millions, except price data)
FINANCIAL DATA:
  Natural gas revenues                        $    223.7     $    244.2     $    (20.5)             (8)%
  Natural gas liquids (NGLs) revenues               13.5           29.0          (15.5)            (53)%
                                              ----------     ----------     ----------
      Total operating revenues                     237.2          273.2          (36.0)            (13)%
                                              ----------     ----------     ----------
  Cost of sales                                    214.3          238.6          (24.3)            (10)%
                                              ----------     ----------     ----------
      Gross margin                                  22.9           34.6          (11.7)            (34)%
                                              ----------     ----------     ----------
  Operating expenses                                 5.4            5.6            (.2)             (4)%
  General and administrative expenses                4.7            4.5             .2               4 %
  Depreciation and amortization                      6.5            6.3             .2               3 %
  Interest and debt expenses, net                    2.9            4.5           (1.6)            (36)%
  Equity in net income of affiliate                   .1             .1             --              --
  Provision in lieu of income tax expense            1.2            5.1           (3.9)            (76)%
                                              ----------     ----------     ----------
      Net income                              $      2.3     $      8.7     $     (6.4)            (74)%
                                              ==========     ==========     ==========

OPERATING DATA:
   Natural gas (MMcf/d):
      Throughput sold                                300            311            (11)             (4)%
      Throughput transported                         128            145            (17)            (12)%
                                              ----------     ----------     ----------
        Total  throughput                            428            456            (28)             (6)%
                                              ----------     ----------     ----------
      Marketed off-system                            882            649            233              36 %
                                              ----------     ----------     ----------
          Total throughput and marketed
            off-system                             1,310          1,105            205              19 %
                                              ==========     ==========     ==========
  Gross NGLs production (Bbls/d)                  28,000         41,000        (13,000)            (32)%
  Average natural gas price ($/Mcf)           $     2.07     $     2.77     $     (.70)            (25)%
  Average NGLs price ($/gallon)               $      .27     $      .39     $     (.12)            (31)%

RESULTS OF OPERATIONS

      The Company's results of operations are determined primarily by the volume of gas purchased, processed and resold in its gas gathering systems and natural gas processing plants, as well as its off-system marketing activities. Fluctuations in the price levels of natural gas and NGLs also affect results of operations since the Company generally receives a portion of the natural gas and NGLs revenue from natural gas throughput. The Company, from time to time, enters into hedging transactions such as contracts for future deliveries in order to minimize the risk associated with changes in the price of natural gas and NGLs. The price of NGLs has declined precipitously in the first quarter of 1998 along with other hydrocarbon liquid prices. The Company has not entered into hedging transactions to mitigate the effect of lower NGLs price on its results of operations. Most of the Company's operating costs do not vary directly with volumes on existing systems; thus, increases or decreases in volumes on existing systems generally have a direct effect on net income.

      COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

      Total operating revenues decreased 13% to $237.2 million in 1998 compared to $273.2 million in 1997. Natural gas revenues decreased 8% to $223.7 million in 1998 compared to $244.2 million in 1997 as the result of a 25% decrease in the average natural gas price to $2.07 per Mcf in 1998 from $2.77 per Mcf in 1997 partially offset by an increase of 23% in natural gas throughput sold and marketed of 1,182 million cubic feet per day (MMcf/d) in 1998 compared to 960 MMcf/d in 1997.

      NGLs revenues decreased 53% to $13.5 million in 1998 compared to $29.0 million in 1997 as the result of a 32% decrease in gross NGLs production to 28,000 barrels per day (Bbls/d) in 1998 compared to 41,000 Bbls/d in 1997 due to a reduction of 13% in NGLs content in the natural gas delivered to the Company at the wellhead and bypassing significant volumes of lower liquid content gas. Average NGLs price decreased 31% to $.27 per gallon from $.39 per gallon. In 1998, the Company has recognized a gain of less than $.1 million compared to $1.9 million in 1997 associated with its hedging activities of NGLs.

      Cost of sales was $214.3 million, or 90% of operating revenues, in 1998 compared to $238.6 million, or 87% of operating revenues, in 1997. The increase in the percentage is primarily due to the increase in overall off-system marketing activities which have lower gross margin percentages. Cost of sales decreased primarily as the result of a decrease in the average natural gas price partially offset by an increase in natural gas throughput sold and marketed volumes noted above.

      Gross margin (operating revenues less cost of sales, which includes only the direct cost of gas sold and does not include any related operating expenses) was $22.9 million, or 10% of operating revenues, in 1998 compared to $34.6 million, or 13% of operating revenues, in 1997. The decrease in percentage is primarily due to the increase in overall off-system marketing activities which have lower gross margin percentages. The decrease in the gross margin is due to decreased throughput volumes, a decrease in off-system gross margin and a decrease in the average NGLs price.

      Operating expenses decreased 4% to $5.4 million in 1998 compared to $5.6 million in 1997 as a result of the sale of the Company's ownership interest in Warwink Joint Venture in December 1997 and a reduction in maintenance expenses on the plant and gathering systems offset by an increase in the ownership percentage of the Company's interest in a joint venture.

      General and administrative expenses increased 4% to $4.7 million in 1998 compared to $4.5 million in 1997 due primarily to stock appreciation rights
(SARs). The Company accrues compensation related to the SARs based on the price of the Company's common stock. Based on the Company's stock price in 1998, the Company increased its accrual for SARs while in 1997 the Company decreased its accrual for SARs, which resulted in an increase between periods of $.9 million. The accrual for SARs was partially offset by a decrease in other management incentive compensation.

      Depreciation and amortization increased 3% to $6.5 million in 1998 compared to $6.3 million in 1997 primarily as the result of fixed asset additions on the Southeast Texas Pipeline System in recent periods.

      Interest and debt expenses decreased 36% to $2.9 million in 1998 compared to $4.5 million in 1997 primarily as a result of decreased debt balances and lower interest rates, especially on the Company's revolving credit agreements.

      The provision in lieu of income tax expense percentage declined in 1998 from 37.9% to 35.0% as a result of lower state income tax accrued.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generates significant cash from operations and expects such cash and borrowings to be its primary source of liquidity. The Company's primary uses of cash are capital expenditures, acquisitions, working capital requirements, dividends and debt repayment. The Company's historical additions to pipeline, property, plant and equipment were $5.0 million and $28.5 million for the three months ended March 31, 1998 and the year ended December 31, 1997, respectively. Capital expenditures are expected to be approximately $26.0 million in 1998, excluding business acquisitions.

      In March 1998, the Company received $1.5 million for the sale of its ownership interest in the assets of the Brooks-Hidalgo Joint Venture. A gain of $.1 million was recognized on this sale. The proceeds were utilized to pay down the Company's revolving debt.

      The Company maintains revolving credit agreements (the Revolvers), as amended, of $118.0 million after voluntarily reducing its commitment by $10.0 million in February 1998, with Aquila Energy Corporation (Aquila Energy) to provide funds for general corporate purposes. The available borrowings on the Revolvers at March 31, 1998 is $21.1 million. There was $96.9 million outstanding on the Revolvers at March 31, 1998. The maturity dates on the Revolvers automatically renew in one year periods from each commitment period (the fourth quarter of any given year) unless Aquila Energy gives at least one year's notice not to renew from the commitment period. Currently, the maturity dates of the Revolvers are in the fourth quarter of 1999.

      The Company has two general corporate purpose loan agreements with Aquila Energy in the amounts of $50.0 million maturing in 2005 and $16.3 million maturing in 2006. At March 31, 1998, $50.0 million and $16.3 million were outstanding on the loan agreements. Each loan agreement requires the Company to maintain certain financial covenants and limits the activities of the Company in other ways. At March 31, 1998, the Company was in compliance with the covenants.

      The 8.29% Senior Notes issued in 1992 by Aquila Southwest Energy Corporation (Aquila Southwest), a subsidiary of the Company, require principal payments of $12.5 million annually. Such principal payments are expected to be made from cash flows from operations and borrowings. The 8.29% Senior Note purchase agreement has numerous covenants which affect the Company and Aquila Southwest. These covenants limit the ability to make dividend payments and incur debt, require maintenance of certain financial ratios and limit the activities of Aquila Southwest in other ways. Failure to maintain the required ratios may ultimately result in an acceleration of payments due. At March 31, 1998, $62.5 million was outstanding on the Senior Notes and the Company was in compliance with such covenants.

      Upon a change in ownership of the Company, the Revolvers and loan agreements with Aquila Energy provide for the termination of such facilities and the Senior Notes include provisions, whereby, the Senior Note holders can elect prepayment. The Company believes that these facilities could be replaced with approximately the same terms should a change in ownership of the Company occur.

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

f) The Company's intentions with regard to strategic alternatives discussed herein involves uncertainties including, but not limited to, negotiations, regulatory approvals, pricing and other economic factors.

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


                                     AQUILA GAS PIPELINE CORPORATION
                                               (Registrant)



                                     /s/    F. Joseph Becraft
                                     -----------------------------------------
Date:    May 4, 1998                 By:    F. Joseph Becraft
                                            Chief Executive Officer, President
                                            and Director



                                     /s/    Damon C. Button
                                     -----------------------------------------
Date:    May 4, 1998                 By:    Damon C. Button
                                            Vice President, Treasurer
                                            and Chief Financial Officer

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