Form 10-Q
period 1998-06-30
AQUILA GAS PIPELINE CORP
filed 1998-08-13
CIK 911535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                      Outstanding on August 3, 1998
        -----                                      -----------------------------
Common stock, $.01 par value                               29,400,000

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)




                                                                                               June 30,      December 31,
                                                                                                1998             1997
                                                                                             ------------    ------------
                                                                                             (Unaudited)


                                                     ASSETS

   CURRENT ASSETS:
        Cash and cash equivalents ........................................................   $     21,576    $      5,276
        Accounts receivable ..............................................................         98,742         102,420
        Inventories and exchanges ........................................................          2,131           1,637
        Materials and supplies ...........................................................          5,778           6,026
                                                                                             ------------    ------------
              Total current assets .......................................................        128,227         115,359
                                                                                             ------------    ------------

   INVESTMENT IN AFFILIATE, net ..........................................................         96,589          96,257
                                                                                             ------------    ------------

   PIPELINE, PROPERTY, PLANT AND EQUIPMENT, at cost:
        Natural gas pipelines ............................................................        448,428         442,995
        Plants and processing equipment ..................................................         79,049          76,375
                                                                                             ------------    ------------
                                                                                                  527,477         519,370
        Less - Accumulated depreciation ..................................................       (128,043)       (117,179)
                                                                                             ------------    ------------
                                                                                                  399,434         402,191

   INTANGIBLE ASSETS, net ................................................................         29,348          30,926
                                                                                             ------------    ------------
   OTHER, net ............................................................................          1,670           1,600
                                                                                             ------------    ------------

   TOTAL ASSETS ..........................................................................   $    655,268    $    646,333
                                                                                             ============    ============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
        Current maturities of long-term debt .............................................   $     12,500    $     12,500
        Accounts payable .................................................................         94,380          91,425
        Accrued expenses .................................................................          7,265           6,002
        Accrued interest .................................................................          2,855           3,971
        Income taxes payable to UtiliCorp United Inc. ....................................          1,050           2,189
        Intercompany payable due to Aquila Energy Corporation ............................          2,924           7,022
                                                                                             ------------    ------------
             Total current liabilities ...................................................        120,974         123,109
                                                                                             ------------    ------------

   LONG-TERM DEBT ........................................................................        231,250         223,950
                                                                                             ------------    ------------
   DEFERRED INCOME TAXES .................................................................         76,569          75,774
                                                                                             ------------    ------------
   OTHER LONG-TERM LIABILITIES ...........................................................             89             145
                                                                                             ------------    ------------

   COMMITMENTS AND CONTINGENCIES (Note 3)

   STOCKHOLDERS' EQUITY:
        Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding
          at June 30, 1998 and December 31, 1997 .........................................             --              --
      Common stock, $.01 par value, 50,000,000 shares authorized, 29,400,000 shares
          issued and outstanding at June 30, 1998 and December 31, 1997 ..................            294             294
        Additional paid-in capital .......................................................         90,297          90,297
        Retained earnings ................................................................        135,795         132,764
                                                                                             ------------    ------------
             Total stockholders' equity ..................................................        226,386         223,355
                                                                                             ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................   $    655,268    $    646,333
                                                                                             ============    ============


     See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)




                                                   Three Months Ended          Six Months Ended
                                                        June 30,                   June 30,
                                                -------------------------   -------------------------
                                                   1998          1997          1998          1997
                                                -----------   -----------   -----------   -----------


OPERATING REVENUES ..........................   $   265,674   $   208,164   $   502,879   $   481,362
                                                -----------   -----------   -----------   -----------
COSTS AND EXPENSES:
     Cost of sales ..........................       244,230       177,152       458,541       415,722
     Operating ..............................         5,248         5,802        10,625        11,363
     General and administrative .............         3,916         3,766         8,649         8,242
     Depreciation and amortization ..........         6,580         6,275        13,087        12,582
                                                -----------   -----------   -----------   -----------
          Total costs and expenses ..........       259,974       192,995       490,902       447,909
                                                -----------   -----------   -----------   -----------

INCOME FROM OPERATIONS ......................         5,700        15,169        11,977        33,453

INTEREST AND DEBT EXPENSES, net .............         3,787         4,270         6,688         8,783

EQUITY IN NET INCOME OF AFFILIATE ...........           200           202           332           346
                                                -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES ..................         2,113        11,101         5,621        25,016

PROVISION IN LIEU OF INCOME TAX EXPENSE .....           666         4,065         1,855         9,287
                                                -----------   -----------   -----------   -----------

NET INCOME ..................................   $     1,447   $     7,036   $     3,766   $    15,729
                                                ===========   ===========   ===========   ===========

BASIC AND DILUTED EARNINGS PER SHARE ........   $       .05   $       .24   $       .13   $       .54
                                                ===========   ===========   ===========   ===========

BASIC SHARES OUTSTANDING ....................    29,400,000    29,400,000    29,400,000    29,400,000
                                                ===========   ===========   ===========   ===========

DILUTED SHARES OUTSTANDING ..................    29,410,436    29,400,721    29,406,219    29,400,270
                                                ===========   ===========   ===========   ===========

CASH DIVIDENDS PER SHARE OF COMMON STOCK ....   $     .0125   $     .0125   $      .025   $      .025
                                                ===========   ===========   ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)




                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                             --------------------
                                                                                               1998        1997
                                                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..........................................................................   $  3,766    $ 15,729
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization ................................................     13,087      12,582
            Deferred income taxes ........................................................        795       1,830
            Dividends from affiliate .....................................................         --          92
            Equity in net income of affiliate ............................................       (332)       (346)
            Other non-cash items .........................................................        (70)        195
            Changes in operating assets and liabilities:
                    Accounts receivable ..................................................      3,678      60,766
                    Inventories and exchanges ............................................       (494)     (1,440)
                    Materials and supplies ...............................................        248      (1,135)
                    Accounts payable .....................................................      2,955     (63,107)
                    Accrued expenses .....................................................      1,263        (481)
                    Accrued interest .....................................................     (1,116)       (825)
                    Income taxes payable to UtiliCorp United Inc. ........................     (1,139)       (914)
                    Intercompany payable due to Aquila Energy Corporation ................     (4,098)      2,772
                                                                                             --------    --------

             Net cash provided by operating activities ...................................     18,543      25,718
                                                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to pipeline, property, plant and equipment ............................    (10,543)    (13,046)
         Proceeds from asset dispositions ................................................      1,784      16,854
                                                                                             --------    --------

             Net cash (used in) provided by investing activities .........................     (8,759)      3,808
                                                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings (payments) under revolving credit agreements, net ........................      7,300     (50,574)
     Borrowings under loan agreement .....................................................         --      16,250
     Principal payments of debt ..........................................................         --      (1,689)
     Dividends paid ......................................................................       (735)       (734)
     Other ...............................................................................        (49)       (315)
                                                                                             --------    --------

             Net cash provided by (used in) financing activities .........................      6,516     (37,062)
                                                                                             --------    --------

   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................................     16,300      (7,536)

   CASH AND CASH EQUIVALENTS, beginning of period ........................................      5,276      17,719
                                                                                             --------    --------

   CASH AND CASH EQUIVALENTS, end of period ..............................................   $ 21,576    $ 10,183
                                                                                             ========    ========



  See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



1.    BASIS OF PRESENTATION:

      The accompanying condensed consolidated financial statements of Aquila Gas Pipeline Corporation and subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments of a normal recurring nature have been made which the Company believes are necessary for a fair presentation of the Company's financial position and results of operations for such interim periods. These interim results are not necessarily indicative of the results for a full year. Certain information and note disclosures related to the unaudited interim periods ended June 30, 1998 and 1997, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations although the Company believes the disclosures are adequate to make the interim period information presented herein not misleading.

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

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS). At December 31, 1997, the Company adopted SFAS No. 128. The following is a reconciliation of income available to common stockholders and the weighted average number of common shares outstanding for each respective period.



                                                For the Three Months Ended  For the Six Months Ended
                                                         June 30,                  June 30,
                                                -------------------------   -------------------------
                                                    1998          1997          1998          1997
                                                -----------   -----------   -----------   -----------

Income available to common stockholders .....   $     1,447   $     7,036   $     3,766   $    15,729

Weighted average shares outstanding:
   Basic shares outstanding .................    29,400,000    29,400,000    29,400,000    29,400,000
Effect of dilutive securities:
   Options ..................................        10,436           721         6,219           270
                                                 -----------   -----------  -----------   -----------
      Diluted shares outstanding ............    29,410,436    29,400,721    29,406,219    29,400,270
                                                 ===========   ===========  ===========   ===========

Basic and diluted earnings per share ........   $       .05   $       .24   $       .13   $       .54
                                                ===========   ===========   ===========   ===========

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

      NEW ACCOUNTING STANDARD

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Adoption of SFAS No. 133 is required for all fiscal quarters of all fiscal years beginning after June 15, 1999, although earlier adoption is encouraged. The Company is currently evaluating the potential impact of SFAS No. 133.

2.    STATEMENTS OF CASH FLOWS:

      Supplemental disclosure of cash flow information for cash paid for interest and income taxes by the Company:


                                                              Six Months Ended June 30,
                                                          -------------------------------
                                                            1998                  1997
                                                          --------              ---------
         Interest, net of amount capitalized  .......      $ 8,009               $  9,552
         Income taxes  ..............................      $ 2,248               $  8,553


3.    COMMITMENTS AND CONTINGENCIES:

      LETTERS OF CREDIT AND GUARANTIES

      The Company has issued irrevocable standby letters of credit totaling $12,479 at June 30, 1998. The standby letters of credit, which generally have terms from one to three months, collateralize obligations to third parties for the purchase of gas. The standby letters of credit are issued pursuant to a line of credit maintained by the Company. The line of credit securing the letters of credit has been amended to extend the maturity to September 30, 1998.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 (IN THOUSANDS)



3.    COMMITMENTS AND CONTINGENCIES:  (CONTINUED)

         TAXES

      The Internal Revenue Service (IRS) has examined and proposed adjustments to UtiliCorp United Inc.'s (UtiliCorp) consolidated federal income tax returns for 1988 through 1993. The proposed adjustment affecting the Company is to lengthen the depreciable life of certain pipeline assets owned by the Company. The Company has filed a petition in U.S. Tax Court contesting the IRS proposed adjustments for the years of 1990 through 1992. The IRS has also proposed an adjustment on the same issue for 1993, which the Company plans to contest by filing a similar petition. The Company intends to vigorously contest the proposed adjustment and believes it is reasonably possible they will prevail. It is expected that additional assessments for the years 1994 through the present would be made on the same issue. Under the provisions of the tax sharing agreement with Aquila Energy Corporation (Aquila Energy) and UtiliCorp, the Company would be liable to UtiliCorp for additional taxes of approximately $9,668 for the audit period and through the present plus potential interest of approximately $3,569. The additional taxes would result in an adjustment to the deferred tax liability with no effect on net income, while any payment of interest would affect net income. The Company expects that the ultimate resolution of this matter will not have a material adverse effect on its financial position.

      The Company is also a party to additional claims and is involved in various other litigation and administrative proceedings arising in the normal course of business. The Company believes it is unlikely that the final outcome of any of the claims, litigation or proceedings including those discussed above, to which the Company is a party, would have a material adverse effect on the Company's financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

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

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RECENT OPERATIONS DEVELOPMENTS

      The Company reported previously that it had retained Merrill Lynch to assist in a review process that would examine various strategic alternatives, including the possible sale of the company. The Company is no longer considering selling the company as one of its strategic alternatives.

      The following discussion and analysis relates to the condensed consolidated financial position and results of operations of the Company for the three and six months ended June 30, 1998 and 1997. Reference should be made to the Condensed Consolidated Financial Statements and the Notes thereto.




                                      Three Months ended          Period 1997          Six Months Ended           Period 1997
                                           June 30,              to 1998 Change             June 30,             to 1998 Change
                                     ---------------------   -----------------------  ---------------------   ---------------------
                                        1998       1997       Amount       Percent      1998        1997       Amount       Percent
                                     ---------   ---------   --------      ---------  ---------   ---------   --------     --------
                                                          (Dollars in millions, except price data)
FINANCIAL DATA:

Natural gas revenues                 $   254.7   $   188.7   $   66.0         35 %    $   478.4   $   432.9   $   45.5         11 %
Natural gas liquids (NGLs) revenues       11.0        19.5       (8.5)       (44)%         24.5        48.5      (24.0)       (49)%
                                     ---------   ---------   --------                 ---------   ---------   --------
    Total operating revenues             265.7       208.2       57.5         28 %        502.9       481.4       21.5          4 %
                                     ---------   ---------   --------                 ---------   ---------   --------
Cost of sales                            244.3       177.1       67.2         38 %        458.6       415.7       42.9         10 %
                                     ---------   ---------   --------                 ---------   ---------   --------
    Gross margin                          21.4        31.1       (9.7)       (31)%         44.3        65.7      (21.4)       (33)%
                                     ---------   ---------   --------                 ---------   ---------   --------
Operating expenses                         5.2         5.8        (.6)       (10)%         10.6        11.4        (.8)        (7)%
General and administrative
  expenses                                 3.9         3.7         .2          5 %          8.6         8.2         .4          5 %
Depreciation and amortization              6.6         6.3         .3          5 %         13.1        12.6         .5          4 %
Interest and debt expenses, net            3.8         4.3        (.5)       (12)%          6.7         8.8       (2.1)       (24)%
Equity in net income of
  affiliate                                 .2          .2         --          --            .3          .3         --          --
Provision in lieu of income tax expense     .7         4.2       (3.5)       (83)%          1.8         9.3       (7.5)       (81)%
                                     ---------   ---------   --------                 ---------   ---------   --------

     Net income                      $     1.4   $     7.0   $   (5.6)       (80)%    $     3.8   $    15.7   $  (11.9)       (76)%
                                     =========   =========   ========                 =========   =========   ========




OPERATING DATA:

Natural gas (MMcf/d):
   Throughput sold                         322         378        (56)       (15)%          311         344        (33)       (10)%
   Throughput transported                  124         156        (32)       (21)%          126         151        (25)       (17)%
                                     ---------   ---------   --------                 ---------   ---------   --------
     Total throughput                      446         534        (88)       (16)%          437         495        (58)       (12)%
                                     ---------   ---------   --------                 ---------   ---------   --------
  Marketed off-system                      954         642        312         49 %          918         646        272         42 %
                                     ---------   ---------   --------                 ---------   ---------   --------
       Total throughput and marketed
        off-system                       1,400       1,176        224         19 %        1,355       1,141        214         19 %
                                     =========   =========   ========                 =========   =========   ========
Gross NGLs production (MBbls/d)             25          38        (13)       (34)%           27          39        (12)       (31)%
Average natural gas price ($/Mcf)    $    2.18   $    2.02   $    .16          8 %    $    2.13   $    2.38   $   (.25)       (11)%
Average NGLs price ($/gallon)        $     .25   $     .30   $   (.05)       (17)%    $     .26   $     .35   $   (.09)       (26)%

RESULTS OF OPERATIONS

      The Company's results of operations are determined primarily by the volume of gas purchased, processed and resold in its gas gathering systems and natural gas processing plants, as well as its off-system marketing activities. Fluctuations in the price levels of natural gas and NGLs also affect results of operations since the Company generally receives a portion of the natural gas and NGLs revenue from natural gas throughput. The Company, from time to time, enters into hedging transactions such as contracts for future deliveries in order to minimize the risk associated with changes in the price of natural gas and NGLs. The price of NGLs has declined precipitously in 1998 along with other hydrocarbon liquid prices. The Company has not entered into any significant hedging transactions in 1998 to mitigate the effect of lower NGLs price on its results of operations. Most of the Company's operating costs do not vary directly with volumes on existing systems; thus, increases or decreases in volumes on existing systems generally have a direct effect on net income.

      COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

      Total operating revenues increased 28% to $265.7 million in 1998 compared to $208.2 million in 1997. Natural gas revenues increased 35% to $254.7 million in 1998 compared to $188.7 million in 1997 as the result of an 8% increase in the average natural gas price to $2.18 per million cubic feet (Mcf) in 1998 from $2.02 per Mcf in 1997 and an increase of 25% in natural gas throughput sold and marketed to 1,276 million cubic feet per day (MMcf/d) in 1998 compared to 1,020 MMcf/d in 1997.

      NGLs revenues decreased 44% to $11.0 million in 1998 compared to $19.5 million in 1997 as the result of a 34% decrease in gross NGLs production to 25,000 barrels per day (Bbls/d) in 1998 compared to 38,000 Bbls/d in 1997 due to a reduction in NGLs content in the natural gas delivered to the Company at the wellhead and voluntarily bypassing significant volumes of lower liquid content gas due to depressed NGLs prices. Average NGLs price decreased 17% to $.25 per gallon in 1998 from $.30 per gallon in 1997. In 1998, the Company did not enter into any hedging activities compared to an $.8 million gain in 1997 associated with such hedging activities.

      Cost of sales was $244.3 million, or 92% of operating revenues, in 1998 compared to $177.1 million, or 85% of operating revenues, in 1997. The increase in the percentage is primarily due to the increase in overall off-system marketing activities which have lower gross margin percentages. Cost of sales increased as the result of an increase in the average natural gas price and an increase in natural gas marketed volumes offset by a 16% decrease in natural gas throughput volumes.

      Gross margin (operating revenues less cost of sales, which includes only the direct cost of gas sold and does not include any related operating expenses) was $21.4 million, or 8% of operating revenues, in 1998 compared to $31.1 million, or 15% of operating revenues, in 1997. The decrease in percentage is due to the increase in overall off-system marketing activities which have lower gross margin percentages and a decrease in average NGLs price. The decrease in the gross margin is due to decreased throughput volumes, a decrease in off-system gross margin and a decrease in gross NGLs production and average NGLs price.

      Operating expenses decreased 10% to $5.2 million in 1998 compared to $5.8 million in 1997 as a result of the sale of the Company's ownership interest in Warwink Joint Venture in December 1997 and a reduction in maintenance expenses on the gathering systems offset by an increase in expenses due to the purchase of a treating facility.

      General and administrative expenses increased 5% to $3.9 million in 1998 compared to $3.7 million in 1997 due primarily to the recognition of $.7 million in costs associated with the strategic alternatives discussed above offset by a decrease in service agreement expenses associated with the modification of expenses allocated by UtiliCorp United Inc. (UtiliCorp) to the Company.

      Depreciation and amortization increased 5% to $6.6 million in 1998 compared to $6.3 million in 1997 primarily as the result of fixed asset additions on the Southeast Texas Pipeline System (SETPS) in recent periods.

      Interest and debt expenses decreased 12% to $3.8 million in 1998 compared to $4.3 million in 1997 primarily as a result of decreased debt balances on the Company's revolving credit agreements.

      The provision in lieu of income tax expense percentage declined from 37.9% in 1997 to 35.0% in 1998 as a result of lower state income tax accrued.

      COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

      Total operating revenues increased 4% to $502.9 million in 1998 compared to $481.4 million in 1997. Natural gas revenues increased 11% to $478.4 million in 1998 compared to $432.9 million in 1997 as the result of an increase of 24% in natural gas throughput sold and marketed to 1,229 MMcf/d in 1998 compared to 990 MMcf/d in 1997 offset by an 11% decrease in the average natural gas price to $2.13 per Mcf in 1998 from $2.38 per Mcf in 1997.

      NGLs revenues decreased 49% to $24.5 million in 1998 compared to $48.5 million in 1997 as the result of a 31% decrease in gross NGLs production to 27,000 Bbls/d in 1998 compared to 39,000 Bbls/d in 1997 due to a reduction in NGLs content in the natural gas delivered to the Company at the wellhead and voluntarily bypassing significant volumes of lower liquid content gas due to depressed NGLs prices. Average NGLs price decreased 26% to $.26 per gallon in 1998 from $.35 per gallon in 1997. In 1998, the Company has recognized a gain of less than $.1 million compared to $2.7 million in 1997 associated with its hedging activities of NGLs.

      Cost of sales was $458.6 million, or 91% of operating revenues, in 1998 compared to $415.7 million, or 86% of operating revenues, in 1997. The increase in the percentage is primarily due to the increase in overall off-system marketing activities which have lower gross margin percentages. Cost of sales increased primarily as the result of an increase in natural gas marketed volumes offset by a decrease in the average natural gas price and natural gas throughput volumes.

      Gross margin (operating revenues less cost of sales, which includes only the direct cost of gas sold and does not include any related operating expenses) was $44.3 million, or 9% of operating revenues, in 1998 compared to $65.7 million, or 14% of operating revenues, in 1997. The decrease in percentage is due to the increase in overall off-system marketing activities which have lower gross margin percentages and a decrease in the average NGLs price. The decrease in the gross margin is due to decreased throughput volumes, a decrease in off-system gross margin, a decrease in average natural gas prices and a decrease in gross production and the average NGLs price.

      Operating expenses decreased 7% to $10.6 million in 1998 compared to $11.4 million in 1997 as a result of the sale of the Company's ownership interest in Warwink Joint Venture in December 1997 and a reduction in maintenance and construction expenses on the gathering systems offset by an increase in expenses due to the purchase of a treating facility.

      General and administrative expenses increased 5% to $8.6 million in 1998 compared to $8.2 million in 1997 due primarily to compensation expense attributable to stock appreciation rights (SARs) and strategic alternative costs. The Company accrues compensation related to the SARs based on the price of the Company's common stock. Based on the Company's stock price in 1998, the Company increased its accrual for SARs while in 1997 the Company decreased its accrual for SARs, which resulted in an increase between periods of $.7 million. The increase in expenses is also due to the recognition of $.7 million in costs associated with the strategic alternatives discussed above. Partially offsetting these increases is a decrease in other management incentive compensation.

      Depreciation and amortization increased 4% to $13.1 million in 1998 compared to $12.6 million in 1997 primarily as the result of fixed asset additions on the SETPS in recent periods.

      Interest and debt expenses decreased 24% to $6.7 million in 1998 compared to $8.8 million in 1997 primarily as a result of decreased debt balances and lower interest rates, especially on the Company's revolving credit agreements.

      The provision in lieu of income tax expense percentage declined from 37.9% in 1997 to 35.0% in 1998 as a result of lower state income tax accrued.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generates significant cash from operations and expects such cash and borrowings to be its primary source of liquidity. The Company's primary uses of cash are capital expenditures, acquisitions, working capital requirements, dividends and debt repayment. The Company's historical additions to pipeline, property, plant and equipment were $10.5 million and $28.5 million for the six months ended June 30, 1998 and the year ended December 31, 1997, respectively. Capital expenditures are expected to be approximately $18.5 million in 1998, excluding business acquisitions.

      In March 1998, the Company received $1.5 million for the sale of its ownership interest in the assets of the Brooks-Hidalgo Joint Venture. The proceeds were utilized to pay down the Company's revolving debt.

      The Company maintains revolving credit agreements (the Revolvers), as amended, of $118.0 million after voluntarily reducing its commitment by $10.0 million in February 1998, with Aquila Energy Corporation (Aquila Energy) to provide funds for general corporate purposes. The available borrowings on the Revolvers at June 30, 1998 was $3.0 million. There was $115.0 million outstanding on the Revolvers at June 30, 1998. The maturity dates on the Revolvers automatically renew in one year periods from each commitment period (the fourth quarter of any given year) unless Aquila Energy gives at least one year's notice not to renew from the commitment period. Currently, the maturity dates of the Revolvers are in the fourth quarter of 1999.

      The Company has two general corporate purpose loan agreements with Aquila Energy in the amounts of $50.0 million maturing in 2005 and $16.3 million maturing in 2006. At June 30, 1998, $50.0 million and $16.3 million were outstanding on the loan agreements. Each loan agreement requires the Company to maintain certain financial covenants and limits the activities of the Company in other ways. At June 30, 1998, the Company was in compliance with the covenants.

      The 8.29% Senior Notes issued in 1992 by Aquila Southwest Energy Corporation (Aquila Southwest), a subsidiary of the Company, require principal payments of $12.5 million annually. Such principal payments are expected to be made from cash flows from operations and borrowings. The 8.29% Senior Note purchase agreement has numerous covenants which affect the Company and Aquila Southwest. These covenants limit the ability to make dividend payments and incur debt, require maintenance of certain financial ratios and limit the activities of Aquila Southwest in other ways. Failure to maintain the required ratios may ultimately result in an acceleration of payments due. At June 30, 1998, $62.5 million was outstanding on the Senior Notes and the Company was in compliance with such covenants.

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

NEW ACCOUNTING STANDARD AND YEAR 2000 ISSUE

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Adoption of SFAS No. 133 is required for all fiscal quarters of all fiscal years beginning after June 15, 1999, although earlier adoption is encouraged. The Company is currently evaluating the potential impact of SFAS No. 133.

      The Company is performing a preliminary survey of its business systems for year 2000 associated issues. The Company believes that its expenditures related to addressing this issue will not be significant to its annual operations and that its business will not otherwise be adversely affected.

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

      None.

Item 3.  Defaults upon Senior Securities.

      None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

      The Company held its annual meeting of shareholders on May 12, 1998. The following items were voted upon: Robert L. Howell and Jon L. Mosle, Jr. were elected by the stockholders to hold office of Directors of the Company for the term of three (3) years. Continuing directors are Charles K. Dempster, Robert K. Green, Gary L. Downey, Harvey J. Padewar and F. Joseph Becraft. The vote for Mr. Howell was 27,761,807 for, none against, 25,096 withheld, no abstentions and no broker non-votes. The vote for Mr. Mosle was 27,761,989 for, none against, 24,914 withheld, no abstentions and no broker non-votes.

Item 5.  Other Information.

 Stockholder Proposals

      The Company currently plans to hold the 1999 Annual Meeting on May 11, 1999. A stockholder proposal may be considered at the Company's Annual Meeting in 1999 only if it meets the following requirements set forth in the Company's Restated Bylaws. First, the stockholder making the proposal must be entitled to vote on such matter at the Annual Meeting. Second, the stockholder must deliver written notice of such stockholder's intent to bring such matter before the Annual Meeting to the Company's Secretary no later than sixty days prior to the Annual Meeting. Accordingly, the Secretary must receive such notice no later than March 12, 1999.

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




                                         AQUILA GAS PIPELINE CORPORATION
                                                   (Registrant)




                                         /s/  F. Joseph Becraft
                                         ---------------------------------------
         Date:    August 11, 1998         By: F. Joseph Becraft
                                              Chief Executive Officer, President
                                              and Director



                                         /s/  Damon C. Button
                                         ---------------------------------------
         Date:    August 11, 1998         By: Damon C. Button
                                              Vice President, Treasurer
                                              and Chief Financial Officer

                                  EXHIBIT INDEX






    Exhibit
    Number                          Description
    -------                         -----------
    27                             Financial Data Schedule