Form 10-Q
period 1998-09-30
AQUILA GAS PIPELINE CORP
filed 1998-11-16
CIK 911535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                 (210) 476-1100
              (Registrant's telephone number, including area code)


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

        Class                         Outstanding on November 2, 1998
        -----                         -------------------------------
Common stock, $.01 par value                  29,400,000

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                September 30,        December 31,
                                                                                                    1998                1997
                                                                                                -------------       -------------
                                                                                                 (Unaudited)
                                               ASSETS
   CURRENT ASSETS:
        Cash and cash equivalents  ........................................................     $    4,354          $    5,276
        Accounts receivable  ..............................................................         76,910             102,420
        Inventories and exchanges  ........................................................          4,828               1,637
        Materials and supplies  ...........................................................          5,771               6,026
                                                                                                ----------          ----------
              Total current assets ........................................................         91,863             115,359
                                                                                                ----------          ----------
   INVESTMENT IN AFFILIATE, net ...........................................................         97,037              96,257
                                                                                                ----------          ----------
   PIPELINE, PROPERTY, PLANT AND EQUIPMENT, at cost:
        Natural gas pipelines  ............................................................        451,848             442,995
        Plants and processing equipment  ..................................................         80,002              76,375
                                                                                                ----------          ----------
                                                                                                   531,850             519,370
        Less - Accumulated depreciation  ..................................................       (133,736)           (117,179)
                                                                                                ----------          ----------
                                                                                                   398,114             402,191
   INTANGIBLE ASSETS, net  ................................................................         28,557              30,926
                                                                                                ----------          ----------
   OTHER, net  ............................................................................          1,685               1,600
                                                                                                ----------          ----------
   TOTAL ASSETS  ..........................................................................     $  617,256          $  646,333
                                                                                                ==========          ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
        Current maturities of long-term debt  .............................................     $   12,500          $   12,500
        Accounts payable  .................................................................         72,162              91,425
        Accrued expenses  .................................................................          8,211               6,002
        Accrued interest  .................................................................          2,624               3,971
        Income taxes payable to UtiliCorp United Inc.  ....................................            123               2,189
        Intercompany payable due to Aquila Energy Corporation  ............................          4,448               7,028
                                                                                                ----------          ----------
             Total current liabilities  ...................................................        100,068             123,115
                                                                                                ----------          ----------
   LONG-TERM DEBT  ........................................................................        214,750             223,950
                                                                                                ----------          ----------
   DEFERRED INCOME TAXES  .................................................................         76,324              75,774
                                                                                                ----------          ----------
   OTHER LONG-TERM LIABILITIES  ...........................................................             54                 139
                                                                                                ----------          ----------

   COMMITMENTS AND CONTINGENCIES (Note 3)

   STOCKHOLDERS' EQUITY:
        Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding
          at September 30, 1998 and December 31, 1997  ....................................             --                  --
        Common stock, $.01 par value, 50,000,000 shares authorized, 29,400,000 shares
          issued and outstanding at September 30, 1998 and December 31, 1997  .............            294                 294
        Additional paid-in capital  .......................................................         90,297              90,297
        Retained earnings  ................................................................        135,469             132,764
                                                                                                ----------          ----------
             Total stockholders' equity  ..................................................        226,060             223,355
                                                                                                ----------          ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  .........................................     $  617,256          $  646,333
                                                                                                ==========          ==========


See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                            Three Months Ended             Nine Months Ended
                                                                               September 30,                 September 30,
                                                                        ----------------------------  ---------------------------
                                                                            1998           1997           1998          1997
                                                                       -------------  -------------  ------------- -------------
OPERATING REVENUES  ...................................................$     202,689  $     254,544  $     705,568 $     735,906
                                                                       -------------  -------------  ------------- -------------

COSTS AND EXPENSES:
     Cost of sales  ...................................................      184,550        226,927        643,091       642,649
     Operating  .......................................................        5,443          5,626         16,068        16,989
     General and administrative  ......................................        3,938          4,091         12,587        12,333
     Depreciation and amortization  ...................................        6,623          6,444         19,710        19,026
                                                                       -------------  -------------  ------------- -------------
          Total costs and expenses  ...................................      200,554        243,088        691,456       690,997
                                                                       -------------  -------------  ------------- -------------

INCOME FROM OPERATIONS  ...............................................        2,135         11,456         14,112        44,909

INTEREST AND DEBT EXPENSES, net  ......................................        3,715          4,246         10,403        13,029

EQUITY IN NET INCOME OF AFFILIATE  ....................................          448            272            780           618
                                                                       -------------  -------------  ------------- -------------

(LOSS) INCOME BEFORE INCOME TAXES  ....................................       (1,132)         7,482          4,489        32,498

(BENEFIT) PROVISION IN LIEU OF INCOME TAX EXPENSE  ....................       (1,172)         2,729            683        12,016
                                                                       -------------  -------------  ------------- -------------

NET INCOME  ...........................................................$          40  $       4,753  $       3,806 $      20,482
                                                                       =============  =============  ============= =============

BASIC AND DILUTED EARNINGS PER SHARE   ................................$         .00  $         .16  $         .13 $         .70
                                                                       =============  =============  ============= =============

BASIC SHARES OUTSTANDING  .............................................   29,400,000     29,400,000     29,400,000    29,400,000
                                                                       =============  =============  ============= =============

DILUTED SHARES OUTSTANDING   ..........................................   29,400,000     29,400,202     29,402,983    29,400,068
                                                                       =============  =============  ============= =============

CASH DIVIDENDS PER SHARE OF COMMON STOCK  .............................$       .0125  $       .0125  $       .0375 $       .0375
                                                                       =============  =============  ============= =============




See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)



                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                             --------------------------
                                                                                                1998             1997
                                                                                             ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income   .....................................................................      $   3,806       $   20,482
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization  ............................................         19,710           19,026
            Deferred income taxes  ....................................................            550            3,067
            Dividends from affiliate  .................................................             --               92
            Equity in net income of affiliate  ........................................           (780)            (618)
            Other non-cash items  .....................................................            (93)             156
            Changes in operating assets and liabilities:
                    Accounts receivable  ..............................................         25,510           35,435
                    Inventories and exchanges  ........................................         (3,191)            (749)
                    Materials and supplies  ...........................................            255           (1,126)
                    Accounts payable  .................................................        (19,263)         (26,349)
                    Accrued expenses  .................................................          2,209            1,000
                    Accrued interest  .................................................         (1,347)          (1,292)
                    Income taxes payable to UtiliCorp United Inc.  ....................         (2,066)             578
                       Intercompany payable due to Aquila Energy Corporation  .........         (2,580)           4,504
                                                                                             ---------       ----------
             Net cash provided by operating activities  ...............................         22,720           54,206
                                                                                             ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to pipeline, property, plant and equipment  ........................        (15,177)         (23,277)
         Proceeds from asset dispositions  ............................................          1,858           17,076
                                                                                             ---------       ----------

                 Net cash used in investing activities   ..............................        (13,319)          (6,201)
                                                                                             ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (payments) under revolving credit agreements, net  ...................          3,300          (57,874)
      Borrowings under loan agreement..................................................             --           16,250
      Principal payments of debt  .....................................................        (12,500)         (14,253)
      Dividends paid  .................................................................         (1,101)          (1,101)
         Other   ......................................................................            (22)            (334)
                                                                                             ---------       ----------

                 Net cash used in financing activities  ...............................        (10,323)         (57,312)
                                                                                             ---------       ----------

   NET DECREASE IN CASH AND CASH EQUIVALENTS  .........................................           (922)          (9,307)

   CASH AND CASH EQUIVALENTS, beginning of period   ...................................          5,276           17,719
                                                                                             ---------       ----------

   CASH AND CASH EQUIVALENTS, end of period  ..........................................      $   4,354       $    8,412
                                                                                             =========       ==========





See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



1.    BASIS OF PRESENTATION:

      The accompanying condensed consolidated financial statements of Aquila Gas Pipeline Corporation and subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments of a normal recurring nature have been made which the Company believes are necessary for a fair presentation of the Company's financial position and results of operations for such interim periods. These interim results are not necessarily indicative of the results for a full year. Certain information and note disclosures related to the unaudited interim periods ended September 30, 1998 and 1997, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations although the Company believes the disclosures are adequate to make the interim period information presented herein not misleading.

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

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share. At December 31, 1997, the Company adopted SFAS No. 128. The following is a reconciliation of income available to common stockholders and the weighted average number of common shares outstanding for each respective period:

                                                         For the Three Months Ended          For the Nine Months Ended
                                                                September 30,                      September 30,
                                                       -----------------------------      -----------------------------
                                                           1998            1997               1998              1997
                                                       ------------    -----------        -------------     -----------
    Income available to common stockholders  ........  $         40    $     4,753        $       3,806     $    20,482

    Weighted average shares outstanding:
       Basic shares outstanding  ....................    29,400,000     29,400,000           29,400,000      29,400,000
    Effect of dilutive securities:
       Options  .....................................            --            202                2,983              68
                                                       ------------    -----------        -------------     -----------
          Diluted shares outstanding  ...............    29,400,000     29,400,202           29,402,983      29,400,068
                                                       ============    ===========        =============     ===========

    Basic and diluted earnings per share  ...........  $        .00    $       .16        $         .13     $       .70
                                                       ============    ===========        =============     ===========


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

      NEW ACCOUNTING STANDARD

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Adoption of SFAS No. 133 is required for all fiscal quarters of all fiscal years beginning after September 15, 1999, although earlier adoption is encouraged. The Company is currently evaluating the potential impact of SFAS No. 133.

2.    STATEMENTS OF CASH FLOWS:

      Supplemental disclosure of cash flow information for cash paid for interest and income taxes by the Company:

                                                                       Nine Months Ended September 30,
                                                                      ---------------------------------
                                                                         1998                    1997
                                                                      ---------                --------
                    Interest, net of amount capitalized  .......      $  11,963                $ 14,150
                    Income taxes  ..............................      $   2,248                $  8,553

3.    COMMITMENTS AND CONTINGENCIES:

      LETTERS OF CREDIT AND GUARANTEES

      The Company has issued irrevocable standby letters of credit totaling $9,419 at September 30, 1998. The standby letters of credit, which generally have terms from one to three months, collateralize obligations to third parties for the purchase of gas. The standby letters of credit are issued pursuant to a line of credit maintained by the Company. The line of credit securing the letters of credit has been amended to reduce the principal amount to $16,000 and extend the maturity to December 31, 1998.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 (IN THOUSANDS)



3.    COMMITMENTS AND CONTINGENCIES:  (CONTINUED)

      TAXES

      The Internal Revenue Service (IRS) has examined and proposed adjustments to UtiliCorp United Inc.'s (UtiliCorp) consolidated federal income tax returns for 1988 through 1993. The proposed adjustment affecting the Company is to lengthen the depreciable life of certain pipeline assets owned by the Company. The Company has filed a petition in U.S. Tax Court contesting the IRS proposed adjustments for the years of 1990 through 1992. The IRS has also proposed an adjustment on the same issue for 1993, which the Company plans to contest by filing a similar petition. The Company intends to vigorously contest the proposed adjustment and believes it is reasonably possible they will prevail. It is expected that additional assessments for the years 1994 through the present would be made on the same issue. Under the provisions of the tax sharing agreement with Aquila Energy Corporation (Aquila Energy) and UtiliCorp, the Company would be liable to UtiliCorp for additional taxes of approximately $9,668 for the audit period and through the present plus potential interest of approximately $4,012. The additional taxes would result in an adjustment to the deferred tax liability with no effect on net income, while any payment of interest would affect net income. The Company expects that the ultimate resolution of this matter will not have a material adverse effect on its financial position.

      The Company is also a party to additional claims and is involved in various other litigation and administrative proceedings arising in the normal course of business. The Company believes it is unlikely that the final outcome of any of the claims, litigation or proceedings, to which the Company is a party, would have a material adverse effect on the Company's financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

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

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RECENT DEVELOPMENTS

      On November 11, 1998, the Company received a proposal from UtiliCorp United Inc. (UtiliCorp), its indirect parent corporation, to purchase the 18% of outstanding common shares of the Company which UtiliCorp does not already own for $8.00 per share. An independent committee, consisting of the outside directors of the Company, will handle all negotiations with UCU concerning any agreement for the proposed buyback of shares, including the form of consideration to be paid.

      The following discussion and analysis relates to the condensed consolidated financial position and results of operations of the Company for the three and nine months ended September 30, 1998 and 1997. Reference should be made to the Condensed Consolidated Financial Statements and the Notes thereto:



                                             Three Months Ended      Period 1997         Nine Months Ended         Period 1997
                                               September 30,       to 1998 Change          September 30,         to 1998 Change
                                            -------------------    ----------------     --------------------    ------------------
                                             1998        1997      Amount    Percent     1998        1997        Amount     Percent
                                            -------     -------    ------    ------     -------     --------    --------    -----
                                                            (Dollars in thousands except volume and price data)
FINANCIAL DATA:

Natural gas revenues                       $195,748    $234,235  $ (38,487)   (16)%    $674,125    $667,108    $  7,017      1 %
Natural gas liquids (NGLs)                    6,941      20,309    (13,368)   (66)%      31,443      68,798     (37,355)   (54)%
                                           --------    --------  ---------             --------    --------    --------
    Total operating revenues                202,689     254,544    (51,855)   (20)%     705,568     735,906     (30,338)    (4)%
                                           --------    --------  ---------             --------    --------    --------
Cost of sales                               184,550     226,927    (42,377)   (19)%     643,091     642,649         442     -- %
                                           --------    --------  ---------             --------    --------    --------
    Gross margin                             18,139      27,617     (9,478)   (34)%      62,477      93,257     (30,780)   (33)%
                                           --------    --------  ---------             --------    --------    --------
Operating expenses                            5,443       5,626       (183)    (3)%      16,068      16,989        (921)    (5)%
General and administrative expenses           3,938       4,091       (153)    (4)%      12,587      12,333         254      2 %
Depreciation and amortization                 6,623       6,444        179      3 %      19,710      19,026         684      4 %
Interest and debt expenses, net               3,715       4,246       (531)   (13)%      10,403      13,029      (2,626)   (20)%
Equity in net income of affiliate               448         272        176     65 %         780         618         162     26 %
(Benefit) provision in lieu of
     income tax expense                      (1,172)      2,729     (3,901)  (143)%         683      12,016     (11,333)   (94)%
                                           --------    --------  ---------             --------    --------    --------
     Net income                            $     40    $  4,753   $ (4,713)   (99)%     $ 3,806    $ 20,482    $(16,676)   (81)%
                                           ========    ========  =========             ========    ========    ========

OPERATING DATA:

Natural gas (MMcf/d):
   Throughput sold                              386         346         40     12 %         336         344          (8)    (2)%
   Throughput transported                       113         139        (26)   (19)%         122         147         (25)   (17)%
                                           --------    --------  ---------             --------    --------    --------
     Total  throughput                          499         485         14      3 %         458         491         (33)    (7)%
                                           --------    --------  ---------             --------    --------    --------
  Marketed off-system                           716         778        (62)    (8)%         851         688         163     24 %
                                           --------    --------  ---------             --------    --------    --------
       Total throughput and
        marketed off-system                   1,215       1,263        (48)    (4)%       1,309       1,179         130     11 %
                                           ========    ========  =========             ========    ========    ========
Gross NGLs production (MBbls/d)                  24          38        (14)   (37)%          26          39         (13)   (33)%
Average natural gas price ($/Mcf)          $   1.94    $   2.28    $  (.34)   (15)%     $  2.07    $   2.35     $  (.28)   (12)%
Average NGLs price ($/gallon)              $    .23    $    .32    $  (.09)   (28)%     $   .25    $    .34     $  (.09)   (26)%



RESULTS OF OPERATIONS

      The Company's results of operations are determined primarily by the volume and price of gas purchased, processed and resold in its gas gathering systems and natural gas processing plants, as well as its off-system marketing activities. Fluctuations in the price levels of natural gas and NGLs affect results of operations since the Company generally receives a portion of the natural gas and NGLs revenue from natural gas throughput. The Company, from time to time, enters into hedging transactions such as contracts for future deliveries in order to minimize the risk associated with changes in the price of natural gas and NGLs. The price of NGLs has declined precipitously in 1998 along with other hydrocarbon liquid prices. The Company has not entered into any significant hedging transactions in 1998 to mitigate the effect of lower NGLs price on its results of operations. Most of the Company's operating costs do not vary directly with volumes on existing systems; thus, increases or decreases in volumes on existing systems generally have a direct effect on net income.

      COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

      Total operating revenues inclusive of natural gas and NGLs decreased 20% to $202.7 million in 1998 compared to $254.5 million in 1997. Natural gas revenues decreased 16% to $195.7 million in 1998 compared to $234.2 million in 1997 as the result of a 15% decrease in the average natural gas price to $1.94 per thousand cubic feet (Mcf) in 1998 from $2.28 per Mcf in 1997 and a decrease of 2% in natural gas throughput sold and marketed to 1,102 million cubic feet per day (MMcf/d) in 1998 compared to 1,124 MMcf/d in 1997.

      NGLs revenues decreased 66% to $6.9 million in 1998 compared to $20.3 million in 1997 as the result of a 37% decrease in gross NGLs production to 24,000 barrels per day (Bbls/d) in 1998 compared to 38,000 Bbls/d in 1997. This decrease resulted from a reduction in NGLs content in the natural gas delivered to the Company at the wellhead and voluntarily bypassing significant volumes of lower liquid content gas due to depressed NGLs prices. Average NGLs price decreased 28% to $.23 per gallon in 1998 from $.32 per gallon in 1997.

      Cost of sales was $184.6 million, or 91% of operating revenues, in 1998 compared to $226.9 million, or 89% of operating revenues, in 1997. The increase in the percentage is primarily due to the off-system marketing activities which have lower gross margin percentages. Cost of sales decreased as the result of a decrease in the average natural gas price and a decrease in natural gas marketed volumes offset by a 3% increase in natural gas throughput volumes.

      Gross margin (operating revenues less cost of sales, which includes only the direct cost of gas sold and does not include any related operating expenses) was $18.1 million, or 9% of operating revenues, in 1998 compared to $27.6 million, or 11% of operating revenues, in 1997. The $9.5 million decrease in gross margin is due to a decrease in off-system marketing results and a decrease in gross NGLs production and average NGLs price. The decrease in percentage is due to the increase in overall off-system marketing activities which have lower gross margin percentages and a decrease in the average NGLs price

      Operating expenses decreased 3% to $5.4 million in 1998 compared to $5.6 million in 1997 as a result of the sale of the Company's ownership interest in Warwink Joint Venture in December 1997 and a reduction in maintenance expenses on the gathering systems offset by an increase in expenses due to the purchase of a treating facility that had previously been leased.

      General and administrative expenses decreased 4% to $3.9 million in 1998 compared to $4.1 million in 1997 due primarily to a decrease in management incentive compensation offset by an increase in service agreement expenses of $.2 million.

      Depreciation and amortization increased 3% to $6.6 million in 1998 compared to $6.4 million in 1997 primarily as the result of fixed asset additions on the Southeast Texas Pipeline System (SETPS) in recent periods.

      Interest and debt expenses decreased 13% to $3.7 million in 1998 compared to $4.2 million in 1997 primarily as a result of decreased debt balances on the Company's Senior Notes.

      The (benefit) provision in lieu of income tax expense decreased due to a decline in the percentage from 37.9% in 1997 to 35.0% in 1998 as a result of lower state income tax accrued and due to the changes in certain estimates, entity restructurings and other adjustments.

      COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

      Total operating revenues inclusive of natural gas and NGLs decreased 4% to $705.6 million in 1998 compared to $735.9 million in 1997. Natural gas revenues increased 1% to $674.1 million in 1998 compared to $667.1 million in 1997 as the result of an increase of 15% in natural gas throughput sold and marketed to 1,187 MMcf/d in 1998 compared to 1,032 MMcf/d in 1997 offset by a 12% decrease in the average natural gas price to $2.07 per Mcf in 1998 from $2.35 per Mcf in 1997.

      NGLs revenues decreased 54% to $31.4 million in 1998 compared to $68.8 million in 1997 as the result of a 33% decrease in gross NGLs production to 26,000 Bbls/d in 1998 compared to 39,000 Bbls/d in 1997. This decrease resulted from a reduction in NGLs content in the natural gas delivered to the Company at the wellhead and voluntarily bypassing significant volumes of lower liquid content gas due to depressed NGLs prices. Average NGLs price decreased 26% to $.25 per gallon in 1998 from $.34 per gallon in 1997. In 1998, the Company has recognized a gain of less than $.1 million compared to $2.7 million in 1997 associated with its hedging activities of NGLs.

      Cost of sales was $643.1 million, or 91% of operating revenues, in 1998 compared to $642.6 million, or 87% of operating revenues, in 1997. The increase in the percentage is primarily due to the increase in overall off-system marketing activities which have lower gross margin percentages. Cost of sales increased primarily as the result of an increase in natural gas marketed volumes offset by a decrease in the average natural gas price and natural gas throughput volumes.

      Gross margin (operating revenues less cost of sales, which includes only the direct cost of gas sold and does not include any related operating expenses) was $62.5 million, or 9% of operating revenues, in 1998 compared to $93.3 million, or 13% of operating revenues, in 1997. The $30.8 million decrease in gross margin is due to decreased throughput volumes, a decrease in off-system marketing results, a decrease in average natural gas prices and a decrease in gross production and the average NGLs price. The decrease in percentage is due to the increase in overall off-system marketing activities which have lower gross margin percentages and a decrease in the average NGLs price.

      Operating expenses decreased 5% to $16.1 million in 1998 compared to $17.0 million in 1997 as a result of the sale of the Company's ownership interest in Warwink Joint Venture in December 1997 and a reduction in maintenance and construction expenses on the gathering systems offset by an increase in expenses due to the purchase of a treating facility that had previously been leased.

      General and administrative expenses increased 2% to $12.6 million in 1998 compared to $12.3 million in 1997 due primarily to compensation expense attributable to stock appreciation rights (SARs) and strategic alternative costs. The Company accrues compensation related to the SARs based on the price of the Company's common stock. Based on the Company's stock price in 1998, the Company increased its accrual for SARs while in 1997 the Company decreased its accrual for SARs, which resulted in an increase between periods of $.9 million. The increase in expenses is also due to the recognition of $.7 million in costs associated with the strategic alternative costs upon the decision not to pursue these alternatives. Partially offsetting these increases is a decrease in management incentive compensation.

      Depreciation and amortization increased 4% to $19.7 million in 1998 compared to $19.0 million in 1997 primarily as the result of fixed asset additions on the SETPS in recent periods.

      Interest and debt expenses decreased 20% to $10.4 million in 1998 compared to $13.0 million in 1997 primarily as a result of decreased debt balances and lower interest rates.

      The (benefit) provision in lieu of income tax expense decreased due to a decline in the percentage from 37.9% in 1997 to 35.0% in 1998 as a result of lower income tax accrued and due to the changes in certain estimates, entity restructurings and other adjustments.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generates significant cash from operations and expects such cash and borrowings to be its primary source of liquidity. The Company's primary uses of cash are capital expenditures, acquisitions, working capital requirements, dividends and debt repayment. The Company's historical additions to pipeline, property, plant and equipment were $15.2 million and $28.5 million for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively. Capital expenditures are expected to be approximately $19.0 million in 1998, excluding business acquisitions.

      In March 1998, the Company received $1.5 million for the sale of its ownership interest in the assets of the Brooks-Hidalgo Joint Venture. The proceeds were utilized to pay down the Company's revolving debt.

      The Company maintains revolving credit agreements (the Revolvers), as amended, of $118.0 million after voluntarily reducing its commitment by $10.0 million in February 1998, with Aquila Energy Corporation (Aquila Energy) to provide funds for general corporate purposes. The available borrowings on the Revolvers at September 30, 1998 was $7.0 million with $111.0 million outstanding. The maturity dates on the Revolvers automatically renew in one year periods from each commitment period (the fourth quarter of any given year) unless Aquila Energy gives at least one year's notice not to renew from the commitment period. Currently, the maturity dates of the Revolvers are in the fourth quarter of 2000.

      The Company has two general corporate purpose loan agreements with Aquila Energy in the amounts of $50.0 million maturing in 2005 and $16.3 million maturing in 2006. At September 30, 1998, $50.0 million and $16.3 million were outstanding on the loan agreements. Each loan agreement requires the Company to maintain certain financial covenants and limits the activities of the Company in other ways. At September 30, 1998, the Company was in compliance with the covenants.

      The 8.29% Senior Notes issued in 1992 by Aquila Southwest Energy Corporation (Aquila Southwest), a subsidiary of the Company, require principal payments of $12.5 million annually. Such principal payments are expected to be made from cash flows from operations and borrowings. The 8.29% Senior Note purchase agreement has numerous covenants which affect the Company and Aquila Southwest. These covenants limit the ability to make dividend payments and incur debt, require maintenance of certain financial ratios and limit the activities of Aquila Southwest in other ways. Failure to maintain the required ratios may ultimately result in an acceleration of payments due. At September 30, 1998, $50.0 million was outstanding on the Senior Notes and the Company was in compliance with the covenants.

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

NEW ACCOUNTING STANDARD

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Adoption of SFAS No. 133 is required for all fiscal quarters of all fiscal years beginning after September 15, 1999, although earlier adoption is encouraged. The Company is currently evaluating the potential impact of SFAS No. 133.

YEAR 2000 ISSUE

      At year 2000, the two-digit date of "00" may not be recognized by computer systems, software applications, and certain operating controls developed in the 1970s and 1980s as the year 2000, causing systems to shut down or malfunction. UtiliCorp has established a year 2000 Project Office to coordinate the year 2000 efforts of its operating units including the Company to ensure that its computer systems and applications will function properly beyond 1999.

      Many of the Company's information systems and software are year 2000 ready and associated costs are not significant. The year 2000 Project Office is coordinating the identification and testing of remaining software, information technology devices, embedded technology systems, and services provided by third parties that may be impacted by the year 2000. The Project Office is expected to have the identification and testing phases completed by the end of 1998 and begin remediation in 1999. At this time, the Company does not have a contingency plan, but it is expected that the Project Office will have developed a contingency plan to address unforeseen issues by the first quarter 1999. The Company is currently preparing budgets and estimates of remediation of mission critical systems. The remediation of certain non-mission critical systems is expected to extend beyond 1999. The estimated cost to the Company of administering the year 2000 efforts through the UtiliCorp Project Office is not significant.

      The Project Office is conducting internal evaluations and participating in industry-wide efforts being conducted by the Gas Industry Standards Board to appropriately prepare and ensure the Company's efforts are in line with the rest of the industry.

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




                                        AQUILA GAS PIPELINE CORPORATION
                                                 (Registrant)




                                        /s/   F. Joseph Becraft
                                        ---------------------------------------
  Date:    November 12, 1998            By:   F. Joseph Becraft
                                              Chief Executive Officer, President
                                              and Director



                                        /s/   John G. Pascador
                                        ---------------------------------------
  Date:    November 12, 1998            By:   John G. Pascador
                                              Principal Accounting Officer

                                    EXHIBITS





                                                                 Sequentially
    Exhibit                                                        Numbered
    Number                 Description                               Page
    ------                 -----------                           ------------
    27                Financial Data Schedule