Form 10-K
period 1998-12-31
AQUILA GAS PIPELINE CORP
filed 1999-03-29
CIK 911535

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                                   (Mark One)

  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange

           Act of 1934 For the fiscal year ended December 31, 1998 or

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

       Registrant's telephone number, including area code (210) 476-1100

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

       The aggregate market value of the voting stock held by nonaffiliates of the registrant is $43,476,789 based on the March 18, 1999 New York Stock Exchange closing price of $8.0625.

       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

           Class                                  Outstanding on March 18, 1999
           -----                                  -----------------------------
Common Stock, par value $.01 per share                     29,400,000

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                        AQUILA GAS PIPELINE CORPORATION

                        1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


                          DESCRIPTION                                                                             PAGE
                          -----------                                                                             ----
    PART I

          Item  1.         Business.........................................................................        1
                              General Development of Business...............................................        1
                              Narrative Description of Business.............................................        2
                                Gathering and Processing....................................................        2
                                Sales and Marketing.........................................................        4
                                Competition.................................................................        5
                                Governmental Regulation.....................................................        5
                                Environmental...............................................................        6
                                Insurance and Operational Risks.............................................        7
                                Employees...................................................................        7

          Item  2.         Properties.......................................................................        7
          Item  3.         Legal Proceedings................................................................        8
          Item  4.         Submission of Matters to a Vote of Security Holders..............................        9


    PART II

          Item  5.         Market for Registrant's Common Equity and Related
                              Stockholder Matters...........................................................        9
          Item  6.         Selected Financial Data..........................................................       10
          Item  7.         Management's Discussion and Analysis of Financial Condition
                              and Results of Operations.....................................................       11
          Item 7a.         Quantitative and Qualitative Disclosures.........................................       16
          Item  8.         Financial Statements and Supplementary Data......................................       17
          Item  9.         Changes in and Disagreements With Accountants on
                              Accounting and Financial Disclosure...........................................       17


    PART III

          Item  10.        Directors and Executive Officers of the Registrant...............................       18
          Item  11.        Executive Compensation...........................................................       19
          Item  12.        Security Ownership of Certain Beneficial
                              Owners and Management.........................................................       22
          Item  13.        Certain Relationships and Related Transactions...................................       24


    PART IV

          Item  14.        Exhibits, Financial Statement Schedules,
                              and Reports on Form 8-K.......................................................       26

PART I


ITEM 1. BUSINESS

     Aquila Gas Pipeline Corporation (the Company) is engaged in the business of purchasing, gathering, processing, transporting and marketing natural gas and natural gas liquids (NGLs). The Company, through its direct and indirect subsidiaries, owns and/or operates an interest in eleven active natural gas gathering systems and four natural gas processing plants in Texas and Oklahoma. In addition, the Company currently owns a 35% interest in Oasis Pipe Line Company (Oasis) which owns an intrastate pipeline system that connects the Waha, Texas hub to major marketing pipelines at the Katy, Texas hub. The Company provides essential services to natural gas producers by connecting producers' wells to the Company's gathering systems, compressing and treating the natural gas, gathering the natural gas for delivery to its processing plants, processing the gas to remove NGLs and providing access for the natural gas and NGLs to various markets. The Company ranks as one of the leading independent producers of NGLs in the United States. In addition, the Company purchases, markets and arranges for delivery of natural gas outside of its pipeline systems.

     Substantially all of the Company's revenues are attributable to sales of natural gas and NGLs. These sales occur on the Company's facilities as well as on third party gathering and transport lines (off-system). The Company performs three functions that add value to the natural gas stream received at the wellhead and enable the Company to realize a profit upon such sales. First, the Company provides gathering, compression and treatment services prior to delivery of the natural gas to processing facilities or transport pipelines. Second, the Company processes natural gas at its processing facilities, thereby separating the stream into NGLs and residue gas which can generally be sold separately for a greater combined price than the price of natural gas from the wellhead. Third, the Company purchases natural gas from producers in the field and other gas marketing companies and sells natural gas to large volume customers, of which off-system sales represent 66% of the Company's operating revenues in 1998. The Company also transports third party natural gas for a fee, which presently represents less than 1% of operating revenues.

     The Company's principal assets are located in major gas producing areas in southeast Texas and western Oklahoma. The Company's Southeast Texas Pipeline System (the SETPS) is located in the Austin Chalk trend in southeast Texas and consists of approximately 2,338 miles of pipe with total gross gas throughput capacity of approximately 732 million cubic feet per day (MMcf/d). The Company's western Oklahoma pipeline systems, located in the Anadarko Basin, consist of approximately 487 miles of pipe with total gross gas throughput capacity of approximately 140 MMcf/d. The Company has several other gathering systems located in east, west and south Texas totaling approximately 578 miles of pipe with total gas throughput capacity of approximately 348 MMcf/d.

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

     BLUE BOX JOINT OPERATING AGREEMENT

     In 1998, the Company entered into an agreement with a third party in the Austin Chalk trend. The primary purpose of this agreement is for the gathering and transportation of the natural gas produced from specified wells in the designated area. Costs and expenses will be shared jointly within this designated area. The sales and purchase contracts associated with this agreement are long-term and will expire upon exhaustion of the reserves. The sales contracts accounted for approximately 2% of the Company's total natural gas revenues in 1998.

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

     On April 1, 1997, the Company received $16.8 million from El Paso Natural Gas Company (El Paso) for its exercise of an option to acquire 5% of all the capital stock of Oasis and the related transportation rights. The Company, after the exercise of the option, owns 35% of the capital stock of Oasis and has 280 MMcf/d of intrastate transportation capacity.

     In 1998, Oasis restructured its commercial operations and amended its owner transportation agreements to permit the release of firm owner capacity to third parties and to eliminate demand charges on this capacity. Prior to this restructuring, the owner transportation agreements permitted the Company to conduct additional off-system marketing activities not otherwise available to the Company. This benefit was realized by the Company in off-system marketing gross margin. Under the restructured agreements, Oasis expects to realize higher transportation revenues, which will benefit the equity in earnings recognized by the Company.

NARRATIVE DESCRIPTION OF BUSINESS

     The Company's primary source of revenues has historically been sales of natural gas. Set out below are the types of sales for the last three years (dollars in thousands):

                                                       YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------------------------
                              1998           %            1997            %           1996            %
                           ----------    ----------    ----------    ----------    ----------    ----------
         Natural Gas       $  854,820            96    $  926,403            91    $  706,023            88
         NGLs                  38,362             4        87,516             9        93,255            12
                           ----------    ==========    ----------    ==========    ----------    ----------

                           $  893,182           100    $1,013,919           100    $  799,278           100
                           ==========    ==========    ==========    ==========    ==========    ==========

GATHERING AND PROCESSING

     The Company's gas gathering and processing activities include locating and contracting to purchase natural gas supplies, operating and maintaining systems of gathering pipelines that connect these gas supplies to transport lines and natural gas processing plants, and operating and maintaining processing plants linked to its gathering systems.

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

     The Company has a long-term contract to process natural gas at Exxon Company, U.S.A.'s (Exxon) natural gas processing plant at Katy, Texas. Deliveries of gas to the plant began in 1995 upon the completion of the Katy Pipeline. This long-term contract allows the Company to process up to 275 MMcf/d at the Exxon plant. In 1998, due to the depressed NGLs prices, the Company elected to bypass the Exxon natural gas processing plant and receive payment in British thermal unit (Btu) value.

SALES AND MARKETING

     Substantially all of the Company's revenue is derived from sales of natural gas and NGLs. In addition to such revenue, the Company customarily receives additional fees for compression and treatment services if a producer's gas does not meet contract specifications, as well as transportation arrangements whereby the Company transports third party natural gas for a fee.

     NATURAL GAS

     The Company sells natural gas to numerous utility, industrial and pipeline customers on a day-to-day, month-to-month or longer time period. The majority of the sales of natural gas are based on applicable spot market prices for the month in which the gas is sold.

     The Company and DHRI entered into a long-term gas supply agreement which expires in 2006 whereby the Company will supply DHRI with 100 MMcf/d of gas in the Katy, Texas area at prevailing market rates. Natural gas sales to DHRI in 1998 accounted for approximately 9% of the Company's total natural gas revenues.

     The Company has multiple delivery connections at the tailgate of most of its gas gathering systems, which it believes allow it to negotiate favorable spot sales contracts while being able to avoid curtailments of gas deliveries. With the SETPS, Katy Pipeline and Oasis Pipeline, the Company is connected to all major intrastate systems via its gathering systems and at Katy, Texas which is one of the largest natural gas hubs in the state. The Company also has access to several key interstate pipelines. Due to the flexibility derived from multiple delivery points, the Company believes that the loss of any one of its customers would not have a material adverse effect on the Company.

     The Company has significant sales and purchases of natural gas outside its own gathering and transport lines. These off-system marketing activities grew substantially in 1998 achieving over 1 Bcf of natural gas moved in the state of Texas. These activities contributed $590.0 million of operating revenues and gross margin of $7.6 million to the Company in 1998, and also assisted the Company in avoiding the curtailment of gas deliveries from its gathering systems and avoiding the curtailment of firm markets during periods of production fluctuations on the systems. In addition, such activities provide the Company with access to new markets and suppliers from which valuable market information is obtained regarding possible new gathering systems and acquisition opportunities.

     Effective January 1, 1999, the Company entered into an agreement with Aquila Energy Marketing (AEM), a wholly-owned subsidiary of Aquila Energy, to conduct its natural gas marketing activities. Under the agreement, AEM will conduct all natural gas marketing activities on behalf of the Company. The Company will receive all gross margins associated with such marketing activities and will reimburse to AEM all direct costs associated with performing these services. All previous employees of the Company in this natural gas marketing capacity have been employed by AEM.

     The Company, as part of its acquisition of the capital stock of Oasis, acquired transportation rights on the Oasis Pipeline which amount to 280 MMcf/d of intrastate transportation between the Waha, Texas hub and Katy, Texas hub, plus the opportunity to utilize excess capacity on an interruptible basis. The Company can deliver and receive gas at various points along the Oasis Pipeline.

     In 1998, Oasis restructured its commercial operations and amended its owner transportation agreements to permit the release of firm owner capacity to third parties and to eliminate demand charges on this capacity. Prior to the restructuring, the owner transportation agreements permitted the Company to conduct additional off-system marketing activities not otherwise available to the Company. This benefit was realized by the Company in off-system marketing gross margin. Under the restructured agreements, Oasis expects to realize higher transportation revenues, which will benefit the equity in earnings recognized by the Company.

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

     NGLS MARKETING

     The Company sells NGLs to various petrochemical firms, refiners, and marketers. A long-term sales agreement with Phillips Chemical Company provides for the sale of approximately 41% and 30% of the Company's 1998 and 1997 gross NGLs production, respectively. The balance of the NGLs production is sold to various parties under short-term contracts generally at a spot index based price.

     Prices for certain NGLs closely follow crude oil related products. Gas processing increases the value of throughput when natural gas prices are low in relation to NGLs prices. The sale of NGLs contributes materially to the overall profitability of the Company and reduces its dependence on natural gas sales and related margins.

     In 1998, the Company discontinued the use of financial instruments including swaps and forward contracts to hedge the risk associated with volatile NGLs prices due to the decline in the price of NGLs as well as other hydrocarbon liquid prices. See Note 1 and Note 9 of Notes to Consolidated Financial Statements.

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

     Global demand for NGLs suffered in 1998 due to the mild weather in the United States and declining global economies, particularly in the Pacific Rim. Normal seasonal weather patterns in the United States and Europe in 1999, and the stabilization of Asian economies, could potentially increase NGLs demand. Domestic NGLs production is sensitive to the price relationship of the commodity values and the value of the gas from which it is extracted. This price relationship defines the upper limits of domestic NGLs production. The United States consumes NGLs in excess of domestic production and this shortfall is filled with Canadian and waterborne imports. Domestic production curtailments only increase the dependency on foreign supplies. Global NGLs surpluses from time to time impact the value of domestic NGLs.

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

EMPLOYEES

     At December 31, 1998, the Company had 287 employees. None of the Company's employees is a party to a collective bargaining agreement.

ITEM 2. PROPERTIES

     The Company's operations are conducted from its San Antonio, Texas headquarters, and several smaller administrative operations offices. The Company leases its headquarters in San Antonio, Texas, a marketing office in Dallas, Texas and a field office in Fort Stockton, Texas and owns field offices in Giddings, Texas, LaGrange, Texas, College Station, Texas, Somerville, Texas, Navasota, Texas, Elk City, Oklahoma and Woodward, Oklahoma.

     At December 31, 1998, the Company owned and/or operated an interest in eleven active natural gas pipeline systems. Set forth below is information with respect to the Company's gathering systems at and for the year ended December 31, 1998:

                                                                                            NET
                                                                       GROSS GAS        AVERAGE GAS
                                                                      THROUGHPUT        THROUGHPUT
                                                        MILES OF     CAPACITY (a)(b)    (a) (b) (c)
    GATHERING SYSTEM            LOCATION              PIPELINE (a)      (MMcf/d)         (MMcf/d)
    -------------------------   --------------------  ------------    ------------     ------------
    SETPS/Katy                  Southeast Texas              2,338             732              381
    Mentone                     West Texas                      13              60               --
    Gomez                       West Texas                      11              40               --
    Menard County               Central Texas                  120              30                2
    Maverick County             West Texas                     121              20                2
    Rhoda Walker                West Texas                      21              20                2
    Panola County               East Texas                      23               8                1
    Elk City                    Southwest Oklahoma             163             100               69
    Mooreland                   Northwest Oklahoma             324              40               11
    Brooks-Hidalgo - 23% (d)    South Texas                     --              --                1
    Dorado - 40%                South Texas                     58              40                9
    Benedum/Wilshire - 20%      West Texas                     211             130               14
                                                      ------------    ------------     ------------
                                                             3,403           1,220              492
    Fuel and Shrinkage                                          --              --              (17)
                                                      ============    ============     ============
            Total Systems                                    3,403           1,220              475
                                                      ============    ============     ============

     ---------
      (a) All mileage, capacity and volume information is approximate. Capacity figures are management's estimates based on existing facilities without regard to the present availability of natural gas.
      (b) Gross gas throughput capacity is included at 100% while net average gas throughput is presented at the Company's present joint venture ownership interest.
      (c) Excludes off-system marketing sales with average daily volumes of 795 MMcf/d sold from other companies' facilities.
      (d) In March 1998, Brooks-Hidalgo Joint Venture's ownership interests in its assets were sold.


     The Company also owns 35% of the capital stock of Oasis and the right to transport 280 MMcf/d of natural gas on the Oasis Pipeline, plus the opportunity to utilize excess capacity on an interruptible basis.

     At December 31, 1998, the Company owned and/or operated an interest in four natural gas processing plants. Set forth below is information with respect to the Company's processing plants at and for the year ended December 31, 1998:

                                  GAS             GAS            NGLS
                              THROUGHPUT      THROUGHPUT      PRODUCTION
                              CAPACITY (a)      (a) (b)       (a) (b) (c)
PLANT                          (MMcf/d)        (MMcf/d)        (MBbls/d)
---------------------        ------------    ------------    ------------

LaGrange, Texas                       230             165            20.2
Somerville, Texas                      28              19              .5
Elk City, Oklahoma                    115              69             3.5
Benedum, Texas - 20%                  125              14              .9
                             ------------    ------------    ------------
  Total owned plants                  498             267            25.1
                             ============
Katy, Texas (d)(e)                                    173              --
                                             ------------    ------------
      Total                                           440            25.1
                                             ============    ============

     ----------
     (a) All capacity and volume information is approximate. Capacity figures are management's estimates based on existing facilities without regard to the present availability of natural gas.
     (b) Volumes from joint ventures have been included at the Company's present ownership interest.
     (c)   Thousands of barrels per day (MBbls/d).
     (d) This plant is owned and operated by a third party from which the Company receives a portion of the NGLs produced from gas the Company delivers to the plant. This plant is included in this section for informational purposes to show the gas throughput and NGLs production the Company received utilizing the access to this plant.
     (e) In 1998, the Company elected to bypass the Katy, Texas plant and receive payment in Btu value due to the depressed NGLs commodity prices.

ITEM 3. LEGAL PROCEEDINGS

     On February 26, 1999, Harmony Exploration, Inc. (Harmony) sought to amend a complaint it had previously filed against the Company. Harmony had filed an action for breach of contract and discrimination by a common carrier against the Company in Bexar County, Texas. Harmony is a producer of several wells in Burleson County, Texas, with whom the Company had contracts to purchase casinghead gas. Harmony claims that the Company paid them an inadequate price under the contracts, improperly charged compression and processing fees with respect to gas produced from Harmony's wells, improperly failed to hook up several of Harmony's wells to the Company's gathering system, and improperly failed to process 100% of the gas from some of Harmony's wells. Harmony seeks actual damages of an unspecified amount plus attorneys' fees. Harmony sought to amend its complaint to obtain certification of the case as a class action, and to include as class members forty (40) or more producers in Burleson County who allegedly entered into similar contracts with the Company. The Company is vigorously defending the claim by Harmony, and believes it has meritorious defenses to the claim. The Company intends to vigorously oppose the efforts to obtain certification of a class action in the case.

     On November 12, 1998, four shareholders of the Company filed separate but identical suits in the Court of Chancery in Wilmington, Delaware against the Company, UtiliCorp and the members of the Company's Board of Directors. The suits were filed following UtiliCorp's announcement that it was proposing to offer $8.00 per share to purchase the 18% of the Company's common stock held by the public. UtiliCorp, through Aquila Energy, owns approximately 82% of the Company's outstanding shares. Plaintiffs allege that the amount which UtiliCorp proposes to offer is inadequate and thus unfair to the minority public shareholders of the Company. The suit seeks to enjoin any tender offer and ask for unspecified monetary damages. The filing of a response by the Company to the complaints filed in the four suits has been delayed indefinitely by the agreement of the parties pending the outcome of negotiations between UtiliCorp and an independent committee of the Company's Board of Directors concerning the offer made by UtiliCorp for the minority shares.

     The Internal Revenue Service (IRS) has examined and proposed adjustments to UtiliCorp's consolidated federal income tax returns for 1988 through 1993. The proposed adjustment affecting the Company is to lengthen the depreciable life of certain pipeline assets owned by the Company. The Company has filed a petition in U.S. Tax Court contesting the IRS proposed adjustments for the years 1990 through 1991. The IRS has also proposed an adjustment on the same issue for 1992 and 1993. The Company has tentatively agreed with the IRS to hold this issue in abeyance pending the outcome of the earlier petition. The Company intends to vigorously contest the proposed adjustment and believes it is reasonably possible they will prevail. It is expected that additional assessments for the years 1994 through the present would be made on the same issue. Under the provisions of the tax sharing agreement with Aquila Energy and UtiliCorp, the Company would be liable to UtiliCorp for additional taxes of approximately $12.6 million for the audit period and through the present plus potential interest of approximately $3.3 million. The additional taxes would result in an adjustment to the deferred tax liability with no effect on net income, while any payment of interest would affect net income. The Company expects that the ultimate resolution of this matter will not have a material adverse effect on its financial position.

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

     There were no matters submitted to a vote of security holders in the fourth quarter of 1998.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is listed on the New York Stock Exchange
(NYSE) under the symbol AQP. Set forth below is the high and low sales prices of the common stock for 1997 and 1998:

                                                         PRICE RANGE PER SHARE
                                                     -------------------------------         DIVIDENDS
                                                        HIGH               LOW            PAID PER SHARE
                                                     ------------      -------------    -------------------
      1997:
           First Quarter......................        $ 15 5/8           $ 12 1/2            $ .0125
           Second Quarter.....................        $ 15 1/4           $ 13 1/4            $ .0125
           Third Quarter......................        $ 14               $  9 5/8            $ .0125
           Fourth Quarter.....................        $ 14 5/16          $ 12 7/16           $ .0125

      1998:
           First Quarter......................        $ 16 3/8           $ 10                $ .0125
           Second Quarter.....................        $ 19               $ 11 15/16          $ .0125
           Third Quarter......................        $ 12 9/16          $  6                $ .0125
           Fourth Quarter.....................        $  8 11/16         $  4 5/8            $ .0125


     On March 18, 1999, the last reported sales price for the common stock, as reported on the NYSE Composite Tape, was $8.0625 per share and the Company had 99 stockholders of record and approximately 1,300 beneficial owners.

     On February 1, 1999 the Board of Directors of the Company declared the quarterly common stock dividend payable on March 12, 1999 to shareholders of record on February 26, 1999. The majority of the Company's earnings are generated by Aquila Southwest Energy Corporation (Aquila Southwest), a wholly-owned subsidiary. The amount available for the payment of dividends to the Company by Aquila Southwest under the financial covenants contained in the indenture governing the 8.29% Senior Notes due 2002 (8.29% Senior Notes) was approximately $69.8 million as of December 31, 1998. These covenants provide that no dividends may be paid by Aquila Southwest unless (i) there are no existing defaults under the indenture, (ii) Aquila Southwest's ratio of consolidated debt to consolidated capitalization does not exceed .55 to 1.0 through December 31, 1995 and thereafter, (iii) the pro forma fixed charges coverage ratio is not less than 1.5 to 1.0, and (iv) the aggregate dividend payment does not exceed the sum of (a) 50% of consolidated net income from July 1, 1992 through December 31, 1995, plus (b) increasing percentages of net income subsequent to December 31, 1995, plus (c) the net cash proceeds from the sale of Aquila Southwest stock after June 30, 1992, plus (d) the net cash proceeds from the conversion of any convertible debt securities. Accordingly, there can be no assurance that dividends will be paid by the Company in the future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial and operating data of the Company. The selected consolidated financial data for each of the five years in the period ended December 31, 1998, was derived from the audited consolidated financial statements of the Company. The financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations:


                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES
          (Dollars in Thousands, Except Per Share and Operating Data)

                                                                            YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------
INCOME STATEMENT DATA:                                 1998          1997        1996(a)      1995(b)(c)       1994
                                                    ----------    ----------    ----------    ----------    ----------
  Operating revenues                                $  893,182    $1,013,919    $  799,278    $  485,828    $  328,687
  Costs and expenses                                $  876,586    $  958,387    $  730,952    $  459,063    $  294,836
  Income from operations                            $   16,596    $   55,532    $   68,326    $   26,765    $   33,851
  Net income                                        $    4,869    $   25,166    $   32,453    $    9,065    $   15,259
  Basic and diluted earnings per share              $      .17    $      .86    $     1.10    $      .31    $      .52
  Cash dividends per share                          $      .05    $      .05    $      .05    $      .05    $      .05

CASH FLOW DATA:
  Business acquisitions                             $       --    $       --    $  133,138    $   16,278    $      735
  Capital expenditures                              $   22,643    $   28,486    $   27,496    $   76,164    $   32,579

  BALANCE SHEET DATA:
  Net pipeline, property, plant and equipment       $  399,596    $  402,191    $  396,701    $  389,996    $  334,520
  Total assets                                      $  635,420    $  646,333    $  728,482    $  506,638    $  402,042
  Long-term obligations and current maturities
     of long-term debt                              $  209,950    $  236,595    $  290,742    $  193,287    $  136,800
  Stockholders' equity                              $  226,755    $  223,355    $  199,658    $  168,673    $  161,078

  OPERATING DATA:
  Total natural gas throughput (MMcf/d)                    475           483           493           506           371
  Total natural gas marketed off-system (MMcf/d)           795           687           482           360           129
  Gross NGLs production (MBbls/d)                           25            37            41            32            31
  Average natural gas price ($/Mcf)                 $     2.03    $     2.46    $     2.33    $     1.56    $     1.87
  Average NGLs price ($/gallon)                     $      .25    $      .34    $      .35    $      .28    $      .28


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

      On March 2, 1999, the Company announced the implementation of a plan to restructure its operations. This plan includes a reduction of approximately 60 employees affecting personnel in both the San Antonio corporate office as well as in the various field locations. The Company will take a pretax charge of approximately $1.7 million against first quarter 1999 operating results to cover the costs of the plan. It is anticipated that the Company will save approximately $4.0 to $5.0 million pretax annually. These savings would result primarily from reduced employee costs with additional savings expected to be realized from streamlining operations and business processes.

      On November 11, 1998, the Company received a proposal from UtiliCorp to purchase the 18% of outstanding common shares of the Company which UtiliCorp, through Aquila Energy, does not already own, for $8.00 per share. An independent committee, consisting of the outside directors of the Company, is handling all negotiations with UtiliCorp concerning any agreement for the proposed buyback of shares, including the form of consideration to be paid.

      The following discussion and analysis relates to the consolidated financial position and results of operations of the Company for the three years ended December 31, 1998. Reference should be made to the Consolidated Financial Statements and the Notes thereto:

                                                                                       PERIOD 1997               PERIOD 1996
                                                  YEAR ENDED DECEMBER 31,             TO 1998 CHANGE            TO 1997 CHANGE
                                           -----------------------------------    ----------------------   -----------------------
                                              1998         1997       1996(a)       AMOUNT      PERCENT      AMOUNT       PERCENT
                                           ----------   ----------   ---------    ----------   ---------   ----------    ---------
                                                                       (dollars in thousands, except price data)
FINANCIAL DATA:
Natural gas revenues                       $  854,820   $  926,403  $  706,023    $  (71,583)      (8)%    $  220,380      31 %
NGLs revenues                                  38,362       87,516      93,255       (49,154)     (56)%        (5,739)     (6)%
                                           ----------   ----------   ---------    ----------               ----------

Total operating revenues                      893,182    1,013,919     799,278      (120,737)     (12)%       214,641      27 %
                                           ----------   ----------   ---------    ----------               ----------

Cost of sales                                 812,551      894,591     664,096       (82,040)      (9)%       230,495      35 %
                                           ----------   ----------   ---------    ----------               ----------

   Gross margin                                80,631      119,328     135,182       (38,697)     (32)%       (15,854)    (12)%

Operating expenses                             21,268       22,597      23,637        (1,329)      (6)%        (1,040)     (4)%
General and administrative expenses            16,350       15,611      19,485           739        5 %        (3,874)    (20)%
Depreciation and amortization                  26,417       25,588      23,734           829        3 %         1,854       8 %
Interest and debt expenses, net                14,125       17,237      15,678        (3,112)     (18)%         1,559      10 %
Other income and (expense), net                   135          931        (211)         (796)     (85)%         1,142     541 %
Equity in net income of affiliate               1,105          903         105           202       22 %           798     760 %
(Benefit) provision in lieu of income tax      (1,158)      14,963      20,089       (16,121)    (108)%        (5,126)    (26)%
expense
                                           ----------   ----------   ---------    ----------               ----------
  Net income                               $    4,869   $   25,166   $  32,453    $  (20,297)     (81)%    $   (7,287)    (22)%
                                           ==========   ==========   =========    ==========               ==========

OPERATING DATA:
Natural gas (MMcf/d):
  Throughput sold                                 355          340         343            15        4 %            (3)     (1)%
  Throughput transported                          120          143         150           (23)     (16)%            (7)     (5)%
                                           ----------   ----------   ---------    ----------               ----------
     Total throughput                             475          483         493            (8)      (2)%           (10)     (2)%
                                           ----------   ----------   ---------    ----------               ----------
  Marketed off-system, excluding Oasis            630          497         381           133       27%            116      30 %
  Marketed off-system, Oasis                      165          190         101           (25)     (13)%            89      88 %
                                           ----------   ----------   ---------    ----------               ----------
     Total marketed off-system                    795          687         482           108       16 %           205      43 %
                                           ----------   ----------   ---------    ----------               ----------
      Total throughput and marketed             1,270        1,170         975           100        9 %           195      20 %
      off-system
                                           ==========   ==========   =========    ==========               ==========

Gross NGLs production (MBbls/d)                    25           37          41           (12)     (32)%            (4)    (10)%
Average natural gas price ($/Mcf)          $     2.03   $     2.46   $    2.33    $     (.43)     (17)%    $      .13       6 %
Average NGLs price ($/gallon)              $      .25   $      .34   $     .35    $     (.09)     (26)%    $     (.01)     (3)%

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

     YEARS ENDED DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997

     Total operating revenues inclusive of natural gas and NGLs decreased 12% to $893.2 million in 1998 compared to $1,013.9 million in 1997. Natural gas revenues decreased 8% to $854.8 million in 1998 compared to $926.4 million in 1997 as a result of a decrease in the average natural gas price of 17% to $2.03 per Mcf in 1998 from $2.46 per Mcf in 1997 offset by an increase of 12% in natural gas throughput sold and marketed to 1,150 MMcf/d in 1998 from 1,027 MMcf/d in 1997.

     NGLs revenues decreased 56% to $38.4 million in 1998 compared to $87.5 million in 1997 as the result of a 26% decrease in the average NGLs price to $.25 per gallon from $.34 per gallon and a 32% decrease in gross NGLs production to 25,000 Bbls/d in 1998 compared to 37,000 Bbls/d in 1997. This decrease resulted from a reduction in NGLs content in the natural gas delivered to the Company at the wellhead and voluntarily bypassing significant volumes of lower liquid content gas due to the depressed NGLs prices. The decrease in NGLs content is due to recent wells connected on the SETPS which are from a lean, high volume gas stream, a trend the Company expects to continue for the foreseeable future. In 1998, the Company recognized a gain of less than $.1 million compared to $3.1 million in 1997 associated with its NGLs hedging activities.

     Cost of sales was $812.6 million, or 91% of operating revenues, in 1998 compared to $894.6 million, or 88% of operating revenues, in 1997. The increase in the percentage is primarily due to the increase in overall off-system marketing activities which have lower gross margin percentages. Cost of sales decreased as the result of a decrease in the average natural gas price offset by an increase in natural gas throughput sold and marketed.

     Gross margin (operating revenues less cost of sales, which includes only the direct cost of gas sold and does not include any related operating expenses) was $80.6 million, or 9% of operating revenues, in 1998 compared to $119.3 million, or 12% of operating revenues, in 1997. The decrease in the gross margin is due to decreased throughput volumes, a decrease in off-system marketing results, a decrease in average natural gas prices and a decrease in gross production and the average NGLs price. The decrease in percentage is due to the increase in overall off-system marketing activities which have lower gross margin percentages and a decrease in average NGLs and natural gas prices.

     Operating expenses decreased 6% to $21.3 million in 1998 compared to $22.6 million in 1997 primarily as a result of the sale of the Company's ownership interest in the Warwink Joint Venture in December 1997 and a reduction in maintenance and construction expenses on the gathering systems and plants offset by an increase in expenses due to the purchase of a treating facility which had previously been leased.

     General and administrative expenses increased 5% to $16.4 million in 1998 compared to $15.6 million in 1997 due primarily to compensation expense attributable to stock appreciation rights (SARs) and strategic alternative costs. The Company accrues compensation related to the SARs based on the price of the Company's common stock. Based on the Company's stock price in 1998, the Company increased its accrual for SARs while in 1997 the Company decreased its accrual for SARs, which resulted in an increase between periods of $.9 million. The increase in expenses is also due to the recognition of $.7 million in costs associated with the costs incurred during the Company's exploration of strategic alternatives.

     Depreciation and amortization increased 3% to $26.4 million in 1998 compared to $25.6 million in 1997 primarily as the result of fixed asset additions on the SETPS in recent periods.

     Interest and debt expenses decreased 18% to $14.1 million in 1998 compared to $17.2 million in 1997 primarily as a result of decreased debt balances.

     Other income and (expense) decreased 85% to $.1 million of income in 1998 compared to income of $.9 million in 1997 as a result of the gain on sale of the Company's ownership interest in the assets of the joint venture, Brooks-Hidalgo Joint Venture, of less than $.1 million in 1998 compared to a gain on sale of the Company's ownership interest in Warwink Joint Venture of $1.2 million in 1997. See Note 8 of Notes to Consolidated Financial Statements.

     The (benefit) provision in lieu of income tax expense decreased due to the decrease in income before tax in 1998 compared to 1997, the decline in the percentage from 37.9% in 1997 to 35.0% in 1998 as a result of the Company's recent tax restructuring of certain reporting entities, and the recognition of a $2.0 million tax benefit due to certain tax entity restructuring and other adjustments.

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

     Other income and (expense) increased 541% to $.9 million of income in 1997 compared to an expense of $.2 million in 1996 primarily as a result of the gain on sale of the Warwink Joint Venture of $1.2 million. See Note 8 of Notes to Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates significant cash from operations and expects such cash and borrowings to be its primary source of liquidity. The Company's primary uses of cash consist of capital expenditures, acquisitions, working capital requirements, dividends and debt repayment. The Company's historical net additions to pipeline, property, plant and equipment were $22.6 million and $28.5 million for the years ended December 31, 1998 and 1997, respectively. Excluding business acquisitions, if any, capital expenditures are expected to be approximately $15.6 million in 1999 which the Company expects it can fund from operating cash flow.

     In March 1998, the Company received $1.5 million for the sale of its ownership interest in the assets of the Brooks-Hidalgo Joint Venture. The proceeds were utilized to pay down the Company's revolving debt.

     The Company maintains revolving credit agreements (the Revolvers), as amended, of $118.0 million after voluntarily reducing its commitment by $10.0 million in February 1998, with Aquila Energy to provide general funds for general corporate purposes. The available borrowing on the Revolvers at December 31, 1998 was $24.3 million with $93.7 million outstanding. The maturity dates on the Revolvers automatically renew in one year periods from each commitment period. Currently the maturity dates of the Revolvers are in the fourth quarter of 2000.

     The Company has two general corporate purpose loan agreements with Aquila Energy in the amounts of $50.0 million maturing in 2005 and $16.3 million maturing in 2006. At December 31, 1998, $50.0 million and $16.3 million were outstanding on the loan agreements. Each loan requires the Company to maintain certain financial covenants and limits the activities of the Company in other ways. At December 31, 1998, the Company was in compliance with the covenants.

     The 8.29% Senior Notes issued by Aquila Southwest Energy Corporation (Aquila Southwest) in 1992 require principal payments of $12.5 million annually. Such principal payments are expected to be made from cash flows from operations and borrowings. The 8.29% Senior Note purchase agreement has numerous covenants that affect the Company and Aquila Southwest. These covenants limit the ability to make dividend payments (currently, limited to $69.8 million) and incur debt, require maintenance of certain financial ratios and limit the activities of Aquila Southwest in other ways. Failure to maintain the required ratios may ultimately result in an acceleration of payments due. At December 31, 1998, $50.0 million was outstanding on the Senior Notes and the Company was in compliance with the covenants.

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

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Adoption of SFAS No. 133 is required for all fiscal quarters of all fiscal years beginning after June 15, 1999, although earlier adoption is encouraged. The Company is currently evaluating the potential impact of SFAS No. 133.

     In 1998, the FASB's Emerging Issues Task Force issued abstract No. 98-10, "Accounting for Energy Trading and Risk Management Activities." This abstract focuses on the accounting for the purchase and sale of energy trading contracts. The Company is analyzing the potential impact of this abstract upon issuance.

YEAR 2000 ISSUE

     The Company's systems as presently configured may not recognize the two-digit date of "00" as the year 2000. This could cause systems to shut down or malfunction. In order to address potential year 2000 issues, UtiliCorp established a Year 2000 Project Office (Project Office) to coordinate efforts in its operating units to ensure that computer systems and applications will function properly beyond 1999.

     Many of the Company's information systems and related software are already year 2000 ready and associated costs are not significant. The Project Office is coordinating the identification and testing of remaining software, information technology devices, embedded technology systems, and services provided by third parties that may be impacted by the year 2000. The Project Office completed the identification and testing phases in 1998 and will begin remediation in 1999. At this time, the Project Office does not have a contingency plan to address unforeseen issues, but the Company expects the Project Office to have one by mid-1999. The Company is currently preparing budgets and estimates of remediation of mission critical systems. The remediation of certain non-mission critical systems is expected to extend beyond 1999. The estimated cost to the Company of administering the year 2000 efforts through the UtiliCorp Project Office is not significant.

     The Project Office is conducting internal evaluations and participating in industry-wide efforts being conducted by the Gas Industry Standards Board to appropriately prepare and ensure the Company's efforts are in line with the rest of the industry.

FORWARD-LOOKING INFORMATION

     The Company is including the following cautionary statement to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

f) The ability of the Company to successfully implement the initiatives included in the restructuring plan and realize the anticipated cost savings.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE SENSITIVITY:

      The Company is exposed to market risks related to the volatility in the prices of natural gas and NGLs. The Company utilizes commodity financial instruments, primarily futures, options, forward contracts and swaps (hedges or hedging), to reduce the risk of commodity price fluctuations for its revenue share of natural gas throughput and NGLs production and for its off-system natural gas transportation. However, hedging and related activities may expose the Company to other risks of financial loss in certain circumstances, including variances from hedging assumptions and counterparty risk. All financial commodity hedges disclosed have Aquila Energy as the counterparty because Aquila Energy maintains a centralized commodity risk management function for its subsidiaries. The following table provides information about the Company's derivative financial instruments at December 31, 1998 that are sensitive to changes in natural gas commodity prices.

Natural Gas Derivatives (dollars in thousands):

                             ----------   ----------   ----------   ----------   ----------   ----------
                                1999         2000         2001         2002         2003         Total
                             ----------   ----------   ----------   ----------   ----------   ----------
Trading Activities:
   Swap contracts
     Notional volumes (Bcf)       2.406       (3.835)       1.356        (.482)       (.027)       (.582)
     Fair Value              $   (1,766)  $      (78)  $     (101)  $       (3)  $       --   $   (1,948)
   Future contracts
     Notional volumes (Bcf)       4.227       (0.636)          --           --           --        3.591
     Fair Value              $     (601)  $        2   $       --   $       --   $       --   $     (599)

Non-Trading Activities:
   Swap contracts
     Notional volumes (Bcf)      (1.550)          --           --           --           --       (1.550)
     Fair Value              $      (17)          --           --           --           --   $      (17)
   Future contracts
     Notional volumes (Bcf)      (3.205)          --           --           --           --       (3.205)
     Fair Value              $     (620)          --           --           --           --   $     (620)

INTEREST RATE SENSITIVITY:

     The Company has financial instruments which are sensitive to changes in interest rates. The financial instruments which are sensitive to interest rates bear interest at the Company's election of either a base rate (the higher of a bank prime rate or 1/2 of 1% above the Federal Funds rate), an adjusted certificate of deposit rate or a Eurodollar rate. The debt obligations are presented in the table at their contractual maturity dates together with the weighted average interest rates expected to be paid on the debt. The following table provides information about the Company's financial instruments at December 31, 1998 that are sensitive to interest rates.

  Debt Obligations (dollars in thousands):

                                            ----------    ----------  ----------  ----------  ----------    ----------
                                               1999          2000        2001        2002        2003         Total
                                            ----------    ----------  ----------  ----------  ----------    ----------
     Obligation-Revolving Credit
       Agreements                                   --    $   93,700          --          --          --    $   93,700
     Weighted Average Interest Rate                 --          6.29%         --          --          --          6.29%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the consolidated financial statements, the report thereon, the notes thereto and supplementary data beginning on page F-1 of this Form 10-K Annual Report which is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below are the names and positions of the directors and executive officers of the Company.

NAME                                                        POSITION WITH THE COMPANY                          AGE
----                                                        -------------------------                          ---
  Charles K. Dempster (1)  ......................    Chairman of the Board of Directors                         56
  Gary L. Downey (2)  ...........................    Director                                                   62
  Edward K. Mills (3)............................    Director                                                   38
  Jon L. Mosle, Jr. (2)  ........................    Director                                                   69
  F. Joseph Becraft (1)  ........................    President, Chief Executive Officer and Director            56
  Travis H. Lynch  ..............................    Vice President, Gas Supply                                 60
  Douglas H. Westmoreland  ......................    Vice President, Operations and Engineering                 52
  John G. Pascador  .............................    Controller and Chief Accounting Officer                    33

-----------

(1)  Term expires in 1999.
(2)  Term expires in 2000.
(3)  Term expires in 2001.

     Charles K. Dempster is the Chairman of the Board of Directors of the Company and has held such position since August 1993. From August 1993 to August 1997, Mr. Dempster also served as Chief Executive Officer of the Company. Mr. Dempster has served as Chairman of the Board of Directors and Chief Executive Officer of UtiliCorp U.K., Inc. from November 29, 1995 to present. From January 1993 through November 28, 1995, Mr. Dempster served as President of Aquila Energy and director of various affiliates of the Company. From 1986 to December 1992, Mr. Dempster served as President of Reliance Pipeline Company.

     Gary L. Downey is a Director of the Company and has held such position since August 1993. From 1988 until he retired in 1992, Mr. Downey served as Senior Vice President, ARCO International Oil and Gas Co., a division of Atlantic Richfield Company.

     Edward K. Mills is a Director of the Company and has held such position since February 1999. From July 1998 to present, Mr. Mills served as President and Chief Operating Officer of Aquila Energy Corporation. From March 1993 until July 1998, Mr. Mills held various positions with Aquila Energy Corporation.

     Jon L. Mosle, Jr. is a Director of the Company and has held such position since August 1993. From 1992 to the present, Mr. Mosle served as an independent consultant. From 1984 to 1992, Mr. Mosle served as Director, Private Capital, of AmeriTrust Texas, n.a.

     F. Joseph Becraft is President, Chief Executive Officer and Director of the Company and has held such position since August 1997. From May 1995 through November 1996, Mr. Becraft served in various capacities including President and Chief Executive Officer of Valero Energy Corporation. From 1989 through April 1995, Mr. Becraft served as President and Chief Executive Officer of Transok Inc.

     Travis H. Lynch is Vice President, Gas Supply, of the Company and has held such position with the Company since August 1993. From July 1992 to July 1993, Mr. Lynch held the same position with Aquila Southwest Energy Corporation. From 1978 to July 1992, Mr. Lynch held the same position with the general partner of Clajon Holdings, L.P. and its predecessor.

     Douglas H. Westmoreland is Vice President, Operations and Engineering, of the Company and has held such position since August 1993. From 1991 to 1993, Mr. Westmoreland served a subsidiary of the Company as Director of Operations, and for more than three years prior to 1991 as District Engineering Supervisor.

     John G. Pascador is the Controller and Chief Accounting Officer of the Company and has held such position since November 1998. Mr. Pascador was the Controller of the Company from December 1995 until November 1998 and held various positions with the Company since May 1994. Prior to May 1994, Mr. Pascador was an Audit Manager with Arthur Andersen LLP.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Charles K. Dempster is Chairman of the Board of Directors and until August 1997 was Chief Executive Officer of the Company in addition to being Chairman of the Board and Chief Executive Officer of UtiliCorp U.K., Inc., an affiliate of UtiliCorp, the parent company of Aquila Energy, which is an 81.6% beneficial owner of common stock of the Company. No executive officer of the Company serves as a member of the compensation committee or other board committee performing similar functions of any other entity.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth a summary of compensation for the three fiscal years ended December 31, 1998 for the Chief Executive Officer and the four other most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                                                            COMPENSATION
                                           ANNUAL                  --------------------------------     PAYOUTS
                                       COMPENSATION                 RESTRICTED        SECURITIES       -------
    NAME AND PRINCIPAL         ---------------------------------       STOCK           UNDERLYING         LTIP         ALL OTHER
        POSITION               YEAR       SALARY($)     BONUS($)      AWARDS($)      OPTIONS/SARS(#)    PAYOUTS($)   COMPENSATION($)
        --------               ----      -----------   ---------   -------------     ---------------   -----------  ----------------

F. Joseph Becraft(1)           1998      $  283,885    $ 100,000   $      --          14,067 (2)(3)     $     --    $    8,516 (9)
  President and Chief          1997         106,827      115,000      54,700 (5)      45,000 (2)(3)           --         9,420 (6)
  Executive Officer            1996              --           --          --              --                  --            --

Damon C. Button(11)            1998      $  155,096    $      --   $      --              --            $     --    $   67,806 (7)
  Vice President,              1997         189,916       30,818      50,000 (10)      6,000 (2)              --        51,709 (7)
  Treasurer and Chief          1996         174,316      142,930      15,733 (8)      12,000 (4)              --        10,459 (9)
  Financial Officer

Travis H. Lynch                1998      $  181,289    $  15,000   $      --           2,000 (2)        $     --    $   10,877 (9)
  Vice President,              1997         176,231       30,000          --           2,000 (2)              --        10,573 (9)
  Gas  Supply                  1996         171,385       79,752      14,938 (8)       8,000 (4)              --        10,283 (9)

James E. Wade(12)              1998      $  111,185    $      --   $      --              --            $     --    $   91,765 (7)
  Vice President,              1997         130,154       30,000          --           2,000 (2)              --        26,559 (7)
  Gas Marketing                1996         120,000      103,127      10,794 (8)       8,000 (4)              --         7,200 (9)

Douglas H. Westmoreland        1998      $  142,662    $  15,000   $      --           2,000 (2)        $     --    $    8,560 (9)
  Vice President, Operations   1997         130,154       25,000          --           2,000 (2)              --         7,809 (9)
  and Engineering              1996         119,092       61,255      10,220 (8)       5,000 (4)              --         4,850 (6)


(1) Mr. Becraft was elected President and Chief Executive Officer of the Company in August 1997.

(2) Options to purchase Company common stock. The options become exercisable in increments of 25%, 25% and 50% on the second, third and fourth anniversary date, respectively, following the date of grant and have a term of ten years. The exercise price of the options are 100% of the fair market value of the Company's common stock on the date of the grant. For 1997, 25,000 options were granted to Mr. Becraft, 6,000 options were granted to Mr. Button, 2,000 options were granted to Mr. Lynch, 2,000 options were granted to Mr. Wade, and 2,000 options were granted to Mr. Westmoreland. For 1998, 11,000 options were granted to Mr. Becraft, 2,000 options were granted to Mr. Lynch, and 2,000 shares were granted to Mr. Westmoreland.

(3) Options to purchase UtiliCorp common stock. All options fully vest one year from the date of grant, have a term of ten years, and an exercise price of 100% of the fair market value of UtiliCorp common stock on the date of grant. Mr. Becraft was granted 20,000 and 3,067 options in 1997 and 1998, respectively.

(4) Grants of stock appreciation rights (Rights) pursuant to a stock appreciation rights plan. Each Right shall continue in effect for ten years from the date of grant, subject to earlier termination upon the occurrence of certain events and are exercisable one year from date of grant. Upon exercise, the employee shall receive a cash payment equal to the appreciation in the fair market value per share of common stock of the Company from the date of grant.

(5) Grant of Aquila Gas Pipeline Corporation restricted stock on August 12, 1997. Restriction lapses on the second year after the date of grant. Dividends are paid on restricted stock awards at the same rate as paid to all Company stockholders. On December 31, 1998, Mr. Becraft held a total of 5,000 shares of restricted stock valued at $48,813.

(6)      Contributions by Aquila Gas Pipeline Corporation to the UtiliCorp
         401(k) plan.

(7) Contributions by Aquila Gas Pipeline Corporation to the UtiliCorp 401(k) plan and the UtiliCorp Supplemental Contributory Retirement Plan. A payment was made to Mr. Button of $41,250 and $58,500 for Rights exercised in 1997 and 1998 respectively. A payment of $85,094 was made to Mr. Wade for Rights exercised in 1998.

(8) Grants of Aquila Gas Pipeline Corporation restricted stock under Company incentive plans. Restriction lapses on the second or third year after the date of grant. Dividends are paid on restricted stock awards at the same rate as paid to all Company stockholders. On December 31, 1998, Mr. Lynch held a total of 2,080 shares of restricted stock valued at $17,810 and Mr. Westmoreland held a total of 1,467 shares of restricted stock valued at $12,562.

(9) Contributions by Aquila Gas Pipeline Corporation to the UtiliCorp 401(k) plan and the UtiliCorp Supplementary Contributory Retirement Plan.

(10) Grants of UtiliCorp restricted stock under incentive plans of the Company. Restriction lapses on the first year after the date of grant. Dividends are paid on restricted stock awards at the same rate as paid to all UtiliCorp stockholders.

(11)     Mr. Button resigned from the Company on September 1, 1998.

(12)     Mr. Wade resigned from the Company on August 14, 1998.

                     OPTION GRANTS DURING 1998 FISCAL YEAR

                                                       INDIVIDUAL GRANTS
                                                       -----------------
                                   NUMBER OF
                                   SECURITIES             % OF TOTAL
                                   UNDERLYING         OPTIONS/SARS GRANTED       EXERCISE OR
                                   OPTIONS/SARS      TO EMPLOYEES IN FISCABASE      PRICE      EXPIRATION        GRANT DATE
               NAME                GRANTED (#)                YEAR                 ($/SH)         DATE         PRESENT VALUE $
               ----                -----------       -------------------------   ------------  ----------      ---------------
F. Joseph Becraft................       11,000 (1)               31%             $      11.44    2-10-08        $  94,270 (3)
                                         3,067 (2)                0%             $      37.50    3-12-08        $  11,317 (4)
Damon C. Button..................        6,000 (1)               17%             $      11.44    2-10-08        $       --(5)
Travis H. Lynch..................        2,000 (1)                6%             $      11.44    2-10-08        $  17,140 (3)
James E. Wade....................        2,000 (1)                6%             $      11.44    2-10-08        $      -- (5)
Douglas H. Westmoreland..........        2,000 (1)                6%             $      11.44    2-10-08        $  17,140 (3)

(1) Options to purchase Company common stock granted on February 10, 1998. The options become exercisable in increments of 25%, 25% and 50% on the second, third and fourth anniversary date, respectively, following the date of grant. All options fully vest four years from the date of grant, have a term of ten years, and an exercise price of 100% of the fair market value of Company common stock on the date of grant.

(2) Options to purchase UtiliCorp common stock granted on March 12, 1998. The options become exercisable on the first anniversary date of the grant. All options have a term of ten years, and an exercise price of 100% of the fair market value of UtiliCorp common stock on the date of grant.

(3) Based upon an option pricing model adapted for use in valuing executive stock options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the model. Assumptions used in the model include a risk-free interest rate of 5.0%, dividend yield of .5%, and a volatility factor of .70. No adjustments for non-transferability, risk of forfeiture or exercise of option prior to maturity have been included.

(4) Based upon an option pricing model adapted for use in valuing executive stock options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the model. Assumptions used in the model include a risk-free interest rate of 4.7%, dividend yield of 5.2%, and a volatility factor of .20. No adjustments for non-transferability, risk of forfeiture or exercise of option prior to maturity have been included.

(5)      Options lapsed upon voluntary termination of employment.

  AGGREGATED OPTION/SAR EXERCISES DURING 1998 FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

                                  ACQUIRED ON                           NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                   EXERCISE                           UNDERLYING UNEXERCISED            IN-THE-MONEY
                                     (#)                                  OPTIONS/SARS AT             OPTIONS/SARS AT
                                 OPTIONS/SARS       VALUE                     FY-END (#)                  FY-END ($)
NAME                             EXERCISED(1)     REALIZED($)        EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                             ------------     -----------        -------------------------   -------------------------
F. Joseph Becraft.........                 --             --                0 /  59,067          $        0 /   $  140,000
Damon C. Button...........             12,000     $   58,500                0 /       0          $        0 /   $        0
Travis H. Lynch...........                 --             --           35,400 /   4,000          $        0 /   $        0
James E. Wade.............             12,500     $   85,094                0 /       0          $        0 /   $        0
Douglas H. Westmoreland...                 --             --           10,000 /   4,000          $        0 /   $        0

(1) Number of Options and SARs exercised for which cash was received.

EMPLOYMENT CONTRACT

         Mr. Becraft does not have an employment contract with the Company; however, he does have a Change of Control Agreement in place. In the event a change of control occurs (as defined in the agreement) and Mr. Becraft does not continue as an employee of the Company, he will receive a severance payment equal to one and one half times his base salary at the time of his separation from the Company.

DIRECTOR COMPENSATION

         Outside directors will receive $2,000 per board meeting attended and $500 for each committee meeting attended regardless of whether such committee meeting is held separately or in conjunction with a board meeting. In addition, outside directors are reimbursed for their reasonable expenses in attending meetings of the Board of Directors or any committee and each outside director receives $2,000 of Company common stock each quarter pursuant to the Company's 1996 Non-Employee Director Stock Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth the only persons (or "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) who are known to the Company to have beneficially owned on March 18, 1999, more than 5% of the common stock entitled to vote at any meeting of stockholders of the Company.

                                                              NUMBER OF SHARES         PERCENTAGE OF COMMON
         NAME AND ADDRESS OF BENEFICIAL OWNER                BENEFICIALLY OWNED             STOCK OWNED
         ------------------------------------                ------------------        --------------------
         Aquila Energy Corporation(1)  ................          24,000,000                    81.6%
            2533 North 117th Avenue, Suite 300
            Omaha, NE 68164-8618

-----------

(1) UtiliCorp, the parent of Aquila Energy, and Richard C. Green, Jr., the Chairman of the Board and Chief Executive Officer of UtiliCorp, may be considered beneficial owners of the common stock held of record by Aquila Energy due to their control position with respect to Aquila Energy.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth information as of March 18, 1999, concerning the shares of Common Stock beneficially owned by (i) each of the Directors of the Company, (ii) each of the executive officers of the Company named in the Summary Compensation Table and (iii) executive officers and Directors as a group. The beneficial owner has sole voting and investment power over the shares shown, unless otherwise indicated.

                                                                                       NUMBER OF     PERCENT OF
         NAME OF INDIVIDUAL OR GROUP                                                    SHARES        CLASS(1)
                                                                                      ------------  ------------
         Charles K. Dempster  ....................................................          1,251         -
         Gary L. Downey  .........................................................          2,726         -
         Travis H. Lynch  ........................................................          4,911         -
         Jon L. Mosle, Jr.  ......................................................          3,726         -
         F. Joseph Becraft  ......................................................          7,000         -
         Edward K. Mills  ........................................................              0         -
         Douglas H. Westmoreland  ................................................          2,579         -
         Directors and Executive Officers - as a group (8 persons) ...............         22,193         -

-----------

(1)      Less than 1% of common stock outstanding.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission (SEC) and the New York Stock Exchange, and to provide copies of such reports to the Company.

         To the Company's knowledge, based solely on the Company's review of the copies of such reports received by the Company and written representations of its directors, executive officers and ten percent holders, the Company believes that during the year ended December 31, 1998, all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent holders were satisfied except that Mr. Jon L. Mosle, Jr., and Mr. Gary L. Downey each filed a Form 5 late on which each reported three transactions for common stock received pursuant to the Company's 1996 Non-Employee Director Stock Plan and Mr. John G. Pascador filed a Form 3 late on which he reported that he did not own any of the Company's common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Aquila Energy and UtiliCorp Services Agreement. The Company has entered into services agreements with each of Aquila Energy and UtiliCorp (the Services Agreements) effective August 1, 1993, pursuant to which Aquila Energy and UtiliCorp provide various services to the Company, including certain treasury, legal, tax, accounting, human resources, corporate secretarial, investor relations, risk management, management information, marketing, administrative and other services. Such services have historically been supplied to the Company by Aquila Energy and UtiliCorp and the Services Agreements provide for the further delivery of such services substantially similar in nature and quality to those services previously provided. The Company has agreed to reimburse Aquila Energy and UtiliCorp for all costs incurred in rendering such services and to pay Aquila Energy and UtiliCorp for allocated indirect costs incurred in rendering such services. The initial term of each of the Services Agreements is until December 31, 1994, and automatically renews for successive periods of one fiscal year unless terminated by either party. The Services Agreements are reviewed annually by the Affiliate Transaction Review Committee.

         Agency Agreement with Aquila Energy Marketing. Effective January 1, 1999, the Company entered into an agreement with AEM, a wholly-owned subsidiary of Aquila Energy, to conduct its natural gas marketing activities. Under the agreement, AEM will conduct all natural gas marketing activities on behalf of the Company. The Company will receive all gross margins associated with such marketing activities and will reimburse to AEM all costs associated with performing these services. All previous employees of the Company in this natural gas marketing capacity have been employed by AEM.

         Gas Sales Agreements. The Company has entered into two gas sales agreements (the Gas Sales Agreements) effective September 1, 1993, pursuant to which the Company sells to a subsidiary of Aquila Energy substantially all of its gas quantities available from its Elk City and Mooreland systems located in Oklahoma. The Gas Sales Agreements provide pricing terms for the gas based on published monthly index prices of interstate pipelines connected to the Elk City and Mooreland systems. The Gas Sales Agreements expired on September 1, 1998, and the pricing terms for such gas is being redetermined on a monthly basis.

         Tax Sharing Agreement. The Company, Aquila Energy and UtiliCorp have entered into a tax sharing agreement (the Tax Sharing Agreement) which provides for the allocation of liabilities, procedures to be followed and other matters with respect to certain taxes for tax years beginning after December 31, 1992, in which UtiliCorp, Aquila Energy, the Company and its subsidiaries (the Combined Consolidated Group) are included in a consolidated federal income tax return filed for the Combined Consolidated Group.

         Under the Tax Sharing Agreement, UtiliCorp has sole and exclusive responsibility for the preparation and filing of the consolidated U.S. federal income tax return of the Combined Consolidated Group beginning in 1993. UtiliCorp is responsible for making all federal income tax payments on behalf of the Combined Consolidated Group. Estimated tax sharing payments will be made by the Company to UtiliCorp for each taxable year in which a combined consolidated return is filed. If a return reflects a net operating loss, net capital loss, excess tax credit or other tax attributes, UtiliCorp will pay the Company the refund which the Company would have received as a result of the carryback of such attribute to any taxable year or years subsequent to December 31, 1992 in which the Company and its subsidiaries are included in the Combined Consolidated Group. An amendment to the Tax Sharing Agreement was signed effective December 1, 1995, that specifies the manner in which the Company would be liable to UtiliCorp in the event of a potential adjustment by the Internal Revenue Service (IRS) relating to UtiliCorp's consolidated federal income tax returns for a certain depreciation expense issue through 1992. The amendment also provides for UtiliCorp to pay the interest, if any, relating to the potential adjustment up to $1.5 million.

         The principles expressed above with respect to federal income tax matters apply equally to state and local income and franchise tax matters under the Tax Sharing Agreement.

         Aquila Energy Revolvers. A Company subsidiary, Aquila Southwest Energy Corporation (ASW), has entered into a $50.0 million revolving credit agreement between ASW and Aquila Energy (the Aquila Revolver). As of December 31, 1998, there was $30.1 million outstanding under this credit agreement. This revolver bears interest at ASW's election of either a base rate (the higher of a bank prime rate or one-half of 1% above the Federal Funds rate), an adjusted certificate of deposit rate or a Eurodollar rate. The maturity date on this revolver automatically renews in one-year periods from each commitment period (October of each year) unless Aquila Energy gives at least a one-year notice not to renew from the commitment period. Currently, the maturity date is October of 2000. ASW is obligated to pay a commitment fee on any unused portion of the Aquila Revolver at the rate of one-fourth of 1% per annum. All principal outstanding is due at the end of the Aquila Revolver's term. Amounts may be prepaid at any time.

         Under the Aquila Revolver, ASW may not pledge its assets to secure indebtedness except for certain permitted liens. Amounts outstanding under the Aquila Revolver are expressly subordinate to the Aquila Southwest 8.29% Senior Notes due 2002 (8.29% Senior Notes). Certain limitations are placed on ASW's obligation to make payments on the Aquila Revolver in the event of default under the terms of the 8.29% Senior Notes.

         In September 1994, the Company entered into an additional agreement with Aquila Energy that provides an unsecured revolving credit facility for borrowing up to an amount equal to the difference between $125.0 million and the balance outstanding on the $50.0 million revolving credit facility described above. As of December 31, 1998, there was $63.6 million outstanding under this credit agreement. On February 1, 1998, the revolving credit facility's commitment was voluntarily reduced by $10.0 million to $115.0 million. This revolver bears interest at the Company's election of either a base rate (the higher of a bank prime rate or one-half of 1% above the Federal Funds rate), an adjusted certificate of deposit rate or a Eurodollar rate. The maturity date on this revolver automatically renews in one-year periods from each commitment period (December of each year) unless Aquila Energy gives at least a one-year notice not to renew from the commitment period. Currently, the maturity date is December of 2000. The Company must pay an annual commitment fee to Aquila Energy of one-fourth of 1% on the unutilized portion of the revolving credit facility.

         In July 1996, a Company subsidiary, AQP Holdings L.P. (Holdings), entered into an unsecured $3.0 million revolving note agreement with Aquila Energy. The note bears interest at a bank prime rate and matures in December of 1999. In February 1997, the revolving note agreement was paid off and there was not a balance outstanding at December 31, 1998.

         Aquila Loan Agreements. In September 1995, the Company entered into a Loan Agreement (the Loan) with Aquila Energy for an amount of $50.0 million. The Loan is unsecured and bears interest at 6.47% due semi-annually. The principal amount of the Loan is required to be repaid to Aquila Energy by June 1, 2005. The Loan contains various covenants including certain financial covenants related to net worth. As of December 31, 1998, there was $50.0 million outstanding under the Loan.

         The Company has another Loan Agreement (the Loan Agreement) with Aquila Energy for an amount of $16.3 million. The Loan Agreement is unsecured and bears interest at 6.83% due semi-annually. The principal amount of the Loan Agreement shall be repaid to Aquila Energy by October 15, 2006. The Loan Agreement also requires the Company to comply with certain financial covenants and limits the activities of the Company in other ways. As of December 31, 1998, there was $16.3 million outstanding under the Loan Agreement.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                                                                     PAGE(S)
                                                                                                                     -------
(a)       The following documents are filed as part of this report:

          (1)  Aquila Gas Pipeline Corporation and Subsidiaries Consolidated Financial Statements:
                   Report of Independent Public Accountants.........................................................   F-2
                   Consolidated Balance Sheets as of December 31, 1998 and 1997.....................................   F-3
                   Consolidated Statements of Income for the years ended December 31, 1998,
                     1997 and 1996..................................................................................   F-4
                   Consolidated Statements of Stockholders' Equity for the years ended
                     December 31, 1998, 1997 and 1996...............................................................   F-5
                   Consolidated Statements of Cash Flows for the years ended December 31,
                     1998, 1997 and 1996............................................................................   F-6
                   Notes to Consolidated Financial Statements.......................................................   F-7

          (2)  Financial Statement Schedule:
                   Aquila Gas Pipeline Corporation
                     Schedule I-Parent Company Only Financial Statements............................................  F-25

                   ----

                   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3)  List of Exhibits:
                   Incorporated herein by reference to the Index to Exhibits.

(b)       Reports on Form 8-K.

                   There were no reports on Form 8-K during the fourth quarter of 1998.

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AQUILA GAS PIPELINE CORPORATION



                                    By /s/ F. Joesph Becraft
                                       -------------------------
                                       F. Joseph Becraft
                                       Chief Executive Officer,
                                       President and Director




Date March 18, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 18, 1999         Chairman of the Board                   /s/ Charles K. Dempster
                                                               -----------------------
                                                               Charles K. Dempster

March 18, 1999         Chief Executive Officer, President      /s/ F. Joesph Becraft
                       And Director                            -----------------------
                                                               F. Joseph Becraft

March 18, 1999         Principal Accounting Officer            /s/ John G. Pascador
                                                               -----------------------
                                                               John G. Pascador

March 18, 1999         Director                                /s/ Jon L. Mosle, Jr.
                                                               -----------------------
                                                               Jon L. Mosle, Jr.

March 18, 1999         Director                                /s/ Gary L. Downey
                                                               -----------------------
                                                               Gary L. Downey

March 18, 1999         Director                                /s/ Edward K. Mills
                                                               -----------------------
                                                               Edward K. Mills

                               INDEX TO EXHIBITS

                                                                                                      SEQUENTIALLY
   EXHIBIT                                                                                              NUMBERED
   NUMBER                                      DESCRIPTION                                                PAGE
--------------      -------------------------------------------------------------                     ------------
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

                                                                                                      SEQUENTIALLY
   EXHIBIT                                                                                              NUMBERED
   NUMBER                                      DESCRIPTION                                                PAGE
--------------      -------------------------------------------------------------                     ------------
   *10.9            Tax Sharing Agreement dated August 27, 1993 among UtiliCorp
                       United Inc., Aquila Energy Corporation and Aquila Gas
                       Pipeline Corporation (Incorporated by reference herein
                       to Exhibit 10.11 to the Registrant's Registration
                       Statement on Form S-1, Registration Number 33-68226
                       dated September 1, 1993)
   *10.10           Form of gas purchase agreement between Aquila Gas Pipeline
                       Corporation and Clayton Williams, Jr., et. al., as
                       amended (Incorporated by reference herein to Exhibit
                       10.14 to the Registrant's Registration Statement on Form
                       S-1, Registration Number 33-68226 dated September 1,
                       1993)
   *10.11           Form of gas purchase agreement between Aquila Gas Pipeline
                       Corporation and Union Pacific Resources Company
                       (Incorporated by reference herein to Exhibit 10.15 to
                       the Registrant's Registration Statement on Form S-1,
                       Registration Number 33-68226 dated September 1, 1993)
   *10.12           Revolving Credit Agreement dated September 26, 1994 between
                       Aquila Energy Corporation and Aquila Gas Pipeline
                       Corporation (Incorporated by reference herein to Exhibit
                       10.16 of the Form 10-Q for the quarterly period ended
                       September 30, 1994, File No. 1-12426)
   *10.13           First Amendment to Note Purchase Agreement dated November 10,
                       1994 relating to 8.29% Senior Notes due September 15,
                       2002 (Incorporated by reference herein to Exhibit 10.15
                       of the Form 10-K for the year ended December 31, 1994,
                       File No. 1-12426)
   *10.14           Acquisition Agreement for Tristar Gas Company and related
                       companies dated January 17, 1995 (Incorporated by
                       reference herein to Exhibit 10.16 of the Form 10-K for
                       the year ended December 31, 1994, File No. 1-12426)
   *10.15           Amendment No. 2 to Revolving Credit Agreement dated August
                       1, 1992 between Aquila Energy Corporation and Aquila
                       Southwest Energy Corporation. (Incorporated by reference
                       herein to Exhibit 10.20 of the Form 10-Q for the
                       quarterly period ended September 30, 1995, File No.
                       1-12426)
   *10.16           Amendment Nz.1 to Revolving Credit Agreement dated September
                       26, 1994 between Aquila Energy Corporation and Aquila
                       Gas Pipeline Corporation (Incorporated by reference
                       herein to Exhibit 10.21 of the Form 10-Q for the
                       quarterly period ended September 30, 1995, File No.
                       1-12426)
   *10.17           Loan Agreement dated September 1, 1995 between Aquila Energy
                       Corporation and Aquila Gas Pipeline Corporation
                       (Incorporated by reference herein to Exhibit 10.22 of
                       the Form 10-Q for the quarterly period ended September
                       30, 1995, File No. 1-12426)
   *10.18           Amendment No.1 to Loan Agreement dated September 1, 1995
                       between Aquila Energy Corporation and Aquila Gas
                       Pipeline Corporation (Incorporated by reference herein
                       to the Form 10-K for the year ended December 31, 1995,
                       File No. 1-12426)
   *10.19           Amendment No. 1 to Tax Sharing Agreement dated August 27,
                       1993 among UtiliCorp United Inc., Aquila Energy
                       Corporation and Aquila Gas Pipeline Corporation
                       (Incorporated by reference herein to Exhibit 10.21 of
                       the Form 10-K for the year ended December 31, 1995, File
                       No. 1-12426)
   *10.20           Acquisition Agreement for Oasis Pipe Line Company dated June
                       6, 1996 between Dow Hydrocarbons and Resources Inc. and
                       AQP Holdings L.P. (Incorporated by reference herein to
                       Exhibit 10.1 of the Form 10-Q for the quarterly period
                       ended June 30, 1996, File No. 1-12426)

                                                                                                      SEQUENTIALLY
   EXHIBIT                                                                                              NUMBERED
   NUMBER                                      DESCRIPTION                                                PAGE
--------------      -------------------------------------------------------------                     ------------
   *10.21           Acquisition Agreement for Oasis Pipe Line Company dated
                       August 28, 1996 between Dow Hydrocarbons and Resources
                       Inc. and AQP Holdings L.P. (Incorporated by reference
                       herein to Exhibit 10.1 of the Form 10-Q for the
                       quarterly period ended September 30, 1996, File No.
                       1-12426)
   *10.22           Note Agreement dated July 1, 1996 between Aquila Energy
                       Corporation and AQP Holdings L.P. (Incorporated by
                       reference herein to Exhibit 10.2 of the Form 10-Q for
                       the quarterly period ended September 30, 1996, File No.
                       1-12426)
   *10.23           Amendment No. 3 to Revolving Credit Agreement dated August
                       1, 1992 between Aquila Energy Corporation and Aquila
                       Southwest Energy Corporation (Incorporated by reference
                       herein to Exhibit 10.3 of the Form 8-K Current Report
                       dated November 15, 1996, File No. 1-12426)
   *10.24           Amendment No. 2 to Revolving Credit Agreement dated September
                       26, 1994 between Aquila Energy Corporation and Aquila
                       Gas Pipeline Corporation (Incorporated by reference
                       herein to Exhibit 10.2 of the Form 8-K Current Report
                       dated November 15, 1996, File No. 1-12426)
   *10.25           Loan Agreement dated April 1, 1997 between Aquila Energy
                       Corporation and Aquila Gas Pipeline Corporation
                       (Incorporated by reference herein to Exhibit 10.1 of the
                       Form 10-Q for the quarterly period ended June 30, 1997,
                       File No. 1-12426)
    10.26           Agency Agreement Relating to Certain Marketing and Trading
                       Services between Aquila Energy Marketing Corporation and
                       Aquila Gas Pipeline Corporation, et al, effective
                       January 1, 1999

          Management Contracts and Compensatory Plans or Arrangements

   *10.27           Stock Option Agreement dated October 29, 1996, between AQP
                       Holdings L.P. and El Paso Natural Gas Company
                       (Incorporated by reference herein to Exhibit 10.1 of the
                       Form 8-K Current Report dated November 15, 1996, File
                       No. 1-12426)
   *10.28           Aquila Gas Pipeline Corporation Stock Appreciation Rights
                       Plan (Incorporated by reference herein to Exhibit 10.12
                       to the Registrant's Registration Statement on Form S-1,
                       Registration Number 33-68226 dated September 1, 1993)
   *10.29           Employment Contract with Craig F. Strehl dated as of
                       September 1, 1993, (Incorporated by reference herein to
                       Exhibit 10.13 to the Registrant's Registration Statement
                       on Form S-1, Registration Number 33-68226 dated
                       September 1, 1993)
   *10.30           Aquila Gas Pipeline Corporation 1994 Restricted Stock Plan
                       ( Incorporated by reference herein to Exhibit 10.19 of
                       the Form 10-K for the year ended December 31, 1994, File
                       No. 1-12426)
   *10.31           Change of Control Agreement dated June 29, 1995 between
                       Aquila Gas Pipeline Corporation and Craig F. Strehl
                       (Incorporated by reference herein to Exhibit 10.23 of
                       the Form 10-Q for the quarterly period ended September
                       30, 1995, File No. 1-12426)
   *10.32           Amendment to Employment Contract dated June 12, 1995 between
                       Aquila Gas Pipeline Corporation and Craig F. Strehl
                       (Incorporated by reference herein to Exhibit 10.24 of
                       the Form 10-Q for the quarterly period ended September
                       30, 1995, File No. 1-12426)
   *10.33           Aquila Gas Pipeline Corporation Amended Stock Appreciation
                       Rights Plan (Incorporated by reference herein to Exhibit
                       10.27 of the Form 10-K for the year ended December 31,
                       1995, File No. 1-12426)
   *10.34           Aquila Gas Pipeline Corporation 1996 Non-Employee Director
                       Stock Plan (Incorporated by reference herein to Exhibit
                       10.2 of the Form 10-Q for the quarterly period ended
                       June 30, 1996, File No. 1-12426)

                                                                                                      SEQUENTIALLY
   EXHIBIT                                                                                              NUMBERED
   NUMBER                                      DESCRIPTION                                                PAGE
--------------      -------------------------------------------------------------                     ------------
   *10.35           Aquila Gas Pipeline Corporation 1997 Stock Incentive Plan
                       (Incorporated by reference herein to Appendix A to the
                       Proxy Statement on Schedule 14A dated April 14, 1997,
                       File No. 1-12426)
   *10.36           Employment Letter Agreement with F. Joseph Becraft dated as of July 11, 1997 (Incorporated  by reference herein to
                       Exhibit 10.35 of the Form 10-K for the year ended
                       December 31, 1997, File No. 1-12426)
    21.1            Subsidiaries of the Registrant
    23.1            Consent of Independent Public Accountants
    27.1            Financial Data Schedule

---------------------------
     * Exhibits marked with an asterisk are incorporated by reference as indicated pursuant to Rule 12(b)-23.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE


                                                                                                        Page
                                                                                                      --------

Aquila Gas Pipeline Corporation and Subsidiaries Consolidated Financial Statements:
     Report of Independent Public Accountants.....................................................       F-2
     Consolidated Balance Sheets as of December 31, 1998 and 1997.................................       F-3
     Consolidated Statements of Income for the years ended December 31, 1998,
        1997 and 1996.............................................................................       F-4
     Consolidated Statements of Stockholders' Equity for the years ended
        December 31, 1998, 1997 and 1996..........................................................       F-5
     Consolidated Statements of Cash Flows for the years ended December 31, 1998,
        1997 and 1996.............................................................................       F-6
     Notes to Consolidated Financial Statements...................................................       F-7

Aquila Gas Pipeline Corporation Financial Statement Schedule:
     Schedule I-Parent Company Only Financial Statements..........................................       F-25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Aquila Gas Pipeline Corporation:


We have audited the accompanying consolidated balance sheets of Aquila Gas Pipeline Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aquila Gas Pipeline Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

San Antonio, Texas
March 3, 1999

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                             December 31,
                                                                                     ---------------------------
                                                                                         1998           1997
                                                                                     ------------   ------------
                                     ASSETS

       CURRENT ASSETS:
          Cash and cash equivalents ...............................................  $      2,121   $      5,276
          Income taxes receivable from UtiliCorp United Inc. ......................         3,307             --
          Accounts receivable .....................................................        92,011        102,420
          Inventories and exchanges ...............................................         5,929          1,637
          Materials and supplies ..................................................         5,918          6,026
                                                                                     ------------   ------------
              Total current assets ................................................       109,286        115,359
                                                                                     ------------   ------------

       INVESTMENT IN AFFILIATE, net ...............................................        97,100         96,257
                                                                                     ------------   ------------

       PIPELINE, PROPERTY, PLANT AND EQUIPMENT, at cost:
          Natural gas pipelines ...................................................       458,212        442,995
          Plants and processing equipment .........................................        80,882         76,375
                                                                                     ------------   ------------
                                                                                          539,094        519,370
          Less - Accumulated depreciation .........................................      (139,498)      (117,179)
                                                                                     ------------   ------------
                                                                                          399,596        402,191
                                                                                     ------------   ------------

       INTANGIBLE ASSETS, net .....................................................        27,766         30,926
                                                                                     ------------   ------------

       OTHER, net .................................................................         1,672          1,600
                                                                                     ------------   ------------

       TOTAL ASSETS ...............................................................  $    635,420   $    646,333
                                                                                     ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
          Current maturities of long-term debt ....................................  $     12,500   $     12,500
          Accounts payable ........................................................       106,452         91,425
          Accrued expenses ........................................................         5,733          6,002
          Accrued interest ........................................................         2,405          3,971
          Income taxes payable to UtiliCorp United Inc. ...........................            --          2,189
          Intercompany payable due to affiliated companies, net ...................         6,209          7,022
                                                                                     ------------   ------------
              Total current liabilities ...........................................       133,299        123,109
                                                                                     ------------   ------------

       LONG-TERM DEBT .............................................................       197,450        223,950
                                                                                     ------------   ------------
       DEFERRED INCOME TAXES ......................................................        77,916         75,774
                                                                                     ------------   ------------
       OTHER LONG-TERM LIABILITIES ................................................            --            145
                                                                                     ------------   ------------
       COMMITMENTS AND CONTINGENCIES (Note 7)
       STOCKHOLDERS' EQUITY:
          Preferred stock, $.01 par value, 10,000,000 shares authorized,
            none outstanding at December 31, 1998 and 1997 ........................            --             --
          Common stock, $.01 par value, 50,000,000 shares authorized, 29,400,000
            shares issued and outstanding at December 31, 1998 and 1997 ...........           294            294
          Additional paid-in capital ..............................................        90,297         90,297
          Retained earnings .......................................................       136,164        132,764
                                                                                     ------------   ------------
              Total stockholders' equity ..........................................       226,755        223,355
                                                                                     ------------   ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................  $    635,420   $    646,333
                                                                                     ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                    Year Ended December 31,
                                                              -----------------------------------
                                                                 1998         1997        1996
                                                              ----------   ----------  ----------

       OPERATING REVENUES ..................................  $  893,182   $1,013,919  $  799,278
       ING REVENUES
                                                              ----------   ----------  ----------

       COSTS AND EXPENSES:
          Cost of sales ....................................     812,551      894,591     664,096
          Operating ........................................      21,268       22,597      23,637
          General and administrative .......................      16,350       15,611      19,485
          Depreciation and amortization ....................      26,417       25,588      23,734
                                                              ----------   ----------  ----------

              Total costs and expenses .....................     876,586      958,387     730,952
                                                              ----------   ----------  ----------

       INCOME FROM OPERATIONS ..............................      16,596       55,532      68,326

       INTEREST AND DEBT EXPENSES, net .....................      14,125       17,237      15,678

       OTHER INCOME AND (EXPENSE), net .....................         135          931        (211)

       EQUITY IN NET INCOME OF AFFILIATE ...................       1,105          903         105
                                                              ----------   ----------  ----------

       INCOME BEFORE INCOME TAXES ..........................       3,711       40,129      52,542

       (BENEFIT) PROVISION IN LIEU OF INCOME TAX EXPENSE ...      (1,158)      14,963      20,089
                                                              ----------   ----------  ----------

       NET INCOME ..........................................  $    4,869   $   25,166  $   32,453
                                                              ==========   ==========  ==========

       BASIC AND DILUTED EARNINGS PER SHARE ................  $      .17   $      .86  $     1.10
                                                              ==========   ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                    Common Stock       Additional                 Total
                                               ----------------------   Paid-in     Retained   Stockholders'
                                                 Shares      Amount     Capital     Earnings      Equity
                                               ----------  ----------  ----------  ----------   ----------

  BALANCE, December 31, 1995 ................  29,400,000  $      294  $   90,297  $   78,082   $  168,673
     Cash dividends paid, $.05 per share ....          --          --          --      (1,468)      (1,468)
     Net income .............................          --          --          --      32,453       32,453
                                               ----------  ----------  ----------  ----------   ----------

  BALANCE, December 31, 1996 ................  29,400,000         294      90,297     109,067      199,658
     Cash dividends paid, $.05 per share ....          --          --          --      (1,469)      (1,469)
     Net income .............................          --          --          --      25,166       25,166
                                               ----------  ----------  ----------  ----------   ----------

  BALANCE, December 31, 1997 ................  29,400,000         294      90,297     132,764      223,355
     Cash dividends paid, $.05 per share ....          --          --          --      (1,469)      (1,469)
     Net income .............................          --          --          --       4,869        4,869
                                               ----------  ----------  ----------  ----------   ----------

  BALANCE, December 31, 1998 ................  29,400,000  $      294  $   90,297  $  136,164   $  226,755
                                               ==========  ==========  ==========  ==========   ==========



The accompanying notes are an integral part of these consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                Year Ended December 31,
                                                                         ------------------------------------
                                                                            1998         1997         1996
                                                                         ----------   ----------   ----------

     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net  income ...................................................  $    4,869   $   25,166   $   32,453
        Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization ...............................      26,417       25,588       23,734
          Deferred income taxes .......................................       2,142        6,787       10,507
          Dividends from affiliate ....................................         262        1,142          585
          Equity in net income of affiliate ...........................      (1,105)        (903)        (105)
          Other non-cash items ........................................          15       (1,032)         755
       Changes in operating assets and liabilities,
          net of the effect of acquisitions and dispositions ..........      13,108       (5,219)       6,648
                                                                         ----------   ----------   ----------

          Net cash provided by operating activities ...................      45,708       51,529       74,577
                                                                         ----------   ----------   ----------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Business acquisitions, net of cash acquired ....................          --           --     (133,138)
       Additions to pipeline, property, plant and equipment ...........     (22,643)     (28,486)     (27,496)
       Proceeds from asset dispositions ...............................       1,888       20,426          168
       Other ..........................................................          --          848         (827)
                                                                         ----------   ----------   ----------

          Net cash used in investing activities .......................     (20,755)      (7,212)    (161,293)
                                                                         ----------   ----------   ----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
        (Payments) borrowings under revolving credit agreements, net ..     (14,000)     (56,624)     110,324
        Borrowings under loan agreements ..............................          --       16,250           --
        Principal payments of debt ....................................     (12,500)     (14,566)     (12,835)
        Dividends paid ................................................      (1,469)      (1,469)      (1,468)
        Other .........................................................        (139)        (351)        (252)
                                                                         ----------   ----------   ----------

          Net cash (used in) provided by financing activities .........     (28,108)     (56,760)      95,769
                                                                         ----------   ----------   ----------

     NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS ............      (3,155)     (12,443)       9,053

     CASH AND CASH EQUIVALENTS, beginning of year .....................       5,276       17,719        8,666
                                                                         ----------   ----------   ----------

     CASH AND CASH EQUIVALENTS, end of year ...........................  $    2,121   $    5,276   $   17,719
                                                                         ==========   ==========   ==========



The accompanying notes are an integral part of these consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.    SUMMARY OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING
      POLICIES:

      BUSINESS

      Aquila Gas Pipeline Corporation owns and operates natural gas gathering and pipeline systems and gas processing plants and is engaged in the business of purchasing, gathering, transporting, processing, storing and marketing natural gas and natural gas liquids (NGLs), primarily in the states of Texas and Oklahoma.

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the historical operations and accounts of Aquila Gas Pipeline Corporation and subsidiaries (referred to herein as the Company). The Company's interests in certain business entities similar to joint ventures are proportionately consolidated. The Company's 35% investment in the capital stock of Oasis Pipe Line Company (Oasis), acquired in 1996 (see Note 8), is accounted for using the equity method of accounting; see Note 11 for additional information. All significant intercompany transactions have been eliminated in consolidation.

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

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.    SUMMARY OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING
      POLICIES: (CONTINUED)

      STATEMENTS OF CASH FLOWS

      In order to determine net cash provided by operating activities, net income has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and cash equivalents. The Company's cash equivalents are all liquid, short-term investments with original maturities of three months or less. The changes in operating assets and liabilities, net of the effects of acquisitions and dispositions, are as follows:

                                                                      Year Ended December 31,
                                                               ------------------------------------
                                                                  1998         1997         1996
                                                               ----------   ----------   ----------
                  (Increase) Decrease in:
                    Income taxes receivable from UtiliCorp ..  $   (3,307)  $       --   $       --
                    Accounts receivable .....................      10,409       54,998      (79,464)
                    Inventories and exchanges ...............      (4,292)       1,127        1,591
                    Materials and supplies ..................         108       (1,941)       1,624

                  Increase (Decrease) in:
                    Accounts payable ........................      15,027      (61,870)      76,810
                    Accrued expenses ........................        (269)      (2,848)       2,962
                    Accrued interest ........................      (1,566)        (422)       1,639
                    Income taxes payable to UtiliCorp .......      (2,189)        (645)       2,005
                    Intercompany payable due to
                     affiliated companies, net ..............        (813)       6,382         (519)
                                                               ----------   ----------   ----------

                        Total ...............................  $   13,108   $   (5,219)  $    6,648
                                                               ==========   ==========   ==========

      The following provides information related to cash paid for interest and income taxes by the Company:

                                                                     Year Ended December 31,
                                                               ----------------------------------
                                                                  1998        1997        1996
                                                               ----------  ----------  ----------

                  Interest, net of amount capitalized .......  $   15,712  $   17,787  $   14,462
                  Taxes .....................................  $    2,248  $    9,061  $    7,577

      REVENUE RECOGNITION

      Operating revenues are recognized upon the delivery of natural gas or NGLs to the buyer of the related products or services.

      INVENTORIES AND EXCHANGES

      Inventories consist of NGLs products, which are stated at the lower of cost (determined on a first-in, first-out basis) or market value, and natural gas in storage, which is stated on a mark-to-market basis. Exchanges consist of natural gas and NGLs delivery imbalances which are presented net on the accompanying consolidated balance sheets. NGLs imbalances are stated at amounts not in excess of market value. Natural gas imbalances are accounted for on a mark-to-market basis.

      MATERIALS AND SUPPLIES

      Materials and supplies are stated at the lower of cost (determined on a first-in, first-out basis) or market.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



1.    SUMMARY OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING
      POLICIES: (CONTINUED)

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

      Depreciation of the pipeline systems, gas plants and processing equipment is provided using the straight-line composite method rate primarily based on an estimated useful life of 25 years. Interest cost on funds used to finance major pipeline projects during their construction period is capitalized. Capitalized interest cost was $126, $155 and $173 during 1998, 1997 and 1996, respectively.

      Construction work in progress at December 31, 1998 and 1997 was $2,179 and $4,329, respectively.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.    SUMMARY OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING
      POLICIES: (CONTINUED)


      INTANGIBLE ASSETS

      Intangible assets are recorded at cost and are generally amortized on a straight-line basis over their estimated useful lives. Intangible assets consist of the following:


                                                        Estimated               December 31,
                                                       Useful Life      -----------------------------
                                                        In Years           1998             1997
                                                      -------------     -----------      ------------

  Gathering producer relationship..................        12           $    14,015      $     14,015
  Transportation rights............................        23                18,620            18,620
  Excess cost over the fair value
    of net assets acquired.........................        10                11,472            11,472
                                                                        -----------      ------------
                                                                             44,107            44,107
  Less:  Accumulated amortization..................                         (16,341)          (13,181)
                                                                        -----------      ------------
       Total.......................................                     $    27,766      $     30,926
                                                                        ===========      ============

      The transportation rights (see Note 8) had an estimated useful life of approximately 23 years at acquisition. In 1998, Oasis restructured its commercial operations and amended its owner transportation agreements to permit the release of firm owner capacity to third parties. Management believes the restructuring and amended transportation agreements provide the Company with similar economic value.

      Amortization expense associated with intangible assets was $3,160, $3,414 and $2,753 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 which requires that deferred tax assets and liabilities be established for the basis differences between the reported amounts of assets and liabilities for financial reporting purposes and income tax purposes.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.    SUMMARY OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING
      POLICIES: (CONTINUED)

      EARNINGS PER SHARE

      In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share." SFAS No. 128 established new standards for computing and presenting earnings per share (EPS). At December 31, 1997, the Company adopted SFAS No. 128. The following is a reconciliation of the weighted average number of common shares outstanding for basic and diluted EPS for each respective period:

                                                               Year Ended December 31,
                                                      ----------------------------------------
                                                          1998          1997          1996
                                                      ------------  ------------  ------------
          Income available to common stockholders ..  $      4,869  $     25,166  $     32,453
                                                      ------------  ------------  ------------

          Weighed average shares outstanding:
            Basic shares outstanding ...............    29,400,000    29,400,000    29,400,000
          Effect of dilutive securities:
            Options ................................         9,069         1,331            --
                                                      ------------  ------------  ------------
            Diluted shares outstanding .............    29,409,069    29,401,331    29,400,000
                                                      ------------  ------------  ------------

          Basic and diluted earnings per share .....  $        .17  $        .86  $       1.10
                                                      ============  ============  ============

      Certain options to purchase 131,000 and 45,000 weighted average shares of common stock at prices ranging from $10.94 to $14.00 per share were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the underlying common shares and the impact of including such shares would be anti-dilutive. The Company began issuing its stock options in 1997.

      NEW ACCOUNTING STANDARDS

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Adoption of SFAS No. 133 is required for all fiscal quarters of all fiscal years beginning after June 15, 1999, although earlier adoption is encouraged. The Company is currently evaluating the potential impact of SFAS No. 133.

      In 1998, the FASB's Emerging Issues Task Force issued abstract No. 98-10, "Accounting for Energy Trading and Risk Management Activities." This abstract focuses on the accounting for the purchase and sale of energy trading contracts. The Company is analyzing the potential impact of this abstract upon issuance.

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

     Effective January 1, 1999, the Company entered into an agreement with Aquila Energy Marketing (AEM), a wholly-owned subsidiary of Aquila Energy, to conduct its natural gas marketing activities. Under the agreement, AEM will conduct all natural gas marketing activities on behalf of the Company. The Company will receive all gross margins associated with such marketing activities and will reimburse to AEM all costs associated with performing these services. All previous employees of the Company in this natural gas marketing capacity have been employed by AEM.

      The following table summarizes transactions between the Company and related parties for the indicated periods:

                                                                      Year Ended December 31,
                                                               -----------------------------------
                                                                  1998        1997         1996
                                                               ----------  ----------   ----------
          Natural gas sales to UtiliCorp subsidiaries
            and Aquila Energy ...............................  $   64,977  $   55,886   $   24,929
          Purchases of natural gas from Aquila Energy .......      31,639      45,190       14,278
          Oasis transport fees ..............................       7,560       7,757        2,728
          Recognized loss (gain) from hedging transactions
            with Aquila Energy ..............................       1,247      (7,545)      (1,628)
          Interest expense with Aquila Energy and UtiliCorp..      10,136      11,403        9,061
          Reimbursement of direct costs to
            Aquila Energy and UtiliCorp .....................       2,304       2,012        2,808
          Service agreement expenses charged by
            Aquila Energy and UtiliCorp .....................       3,795       3,972        4,374

                                                                     December 31,
                                                               -----------------------
                                                                  1998         1997
                                                               ----------   ----------
          Trade accounts (payable to) receivable from
            affiliated companies, net .......................  $     (783)  $    6,792
          Accrued interest payable to affiliated companies ..       1,119        2,460

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


2.    RELATED PARTY TRANSACTIONS:  (CONTINUED)

      The following table summarizes the activity in the intercompany payable account between the Company and affiliated companies:


                                                                     Year Ended December 31,
                                                               -----------------------------------
                                                                  1998         1997        1996
                                                               ----------   ----------  ----------

         Balance at beginning of year .......................  $    7,022   $    1,038  $    1,557
           Service agreement expenses and direct costs ......       6,099        5,984       7,182
           Repayments .......................................      (6,912)          --      (7,701)
                                                               ----------   ----------  ----------
         Balance at end of year .............................  $    6,209   $    7,022  $    1,038
                                                               ==========   ==========  ==========

         Weighted average balance outstanding during year ...  $    5,385   $    3,957  $    2,497
                                                               ==========   ==========  ==========


3.    DEBT:

      The following table summarizes the long-term debt of the Company:


                                                                               December 31,
                                                                         -----------------------
                                                                            1998         1997
                                                                         ----------   ----------
Revolving credit agreements, bearing interest at the Eurodollar loan
 rate (6.29% at December 31, 1998 and 6.59% at December 31, 1997).....   $   93,700   $  107,700
Loan agreement bearing interest at 6.47%, due 2005 ....................      50,000       50,000
Loan agreement bearing interest at 6.83%, due 2006 ....................      16,250       16,250
8.29% Senior notes, due 2002 ..........................................      50,000       62,500
                                                                         ----------   ----------
  Total debt ..........................................................     209,950      236,450
Less:  Current maturities of long-term debt ...........................     (12,500)     (12,500)
                                                                         ----------   ----------
   Total long-term debt ...............................................  $  197,450   $  223,950
                                                                         ==========   ==========

      Maturities of long-term debt as of December 31, 1998 are $12,500 in 1999, $106,200 in 2000, $12,500 in 2001, $12,500 in 2002, $0 in 2003 and $66,250
thereafter.

      REVOLVING CREDIT AGREEMENTS

      The Company and its subsidiaries maintain credit agreements, as amended, with Aquila Energy that provide revolving credit facilities for borrowings. On February 1, 1998, the Company voluntarily reduced the commitment, by $10,000, of its revolving credit agreements with Aquila Energy. The Company had a commitment of $115,000 with $21,300 unused as of December 31, 1998. The revolvers bear interest at the Company's election of either a base rate (the higher of a bank prime rate or 1/2 of 1% above the Federal Funds rate), an adjusted certificate of deposit rate or a Eurodollar rate. The maturity dates of the revolvers automatically renew in one-year periods from each commitment period (the fourth quarter of any given year) unless Aquila Energy gives at least a one-year notice not to renew from the commitment period. Currently, the maturity dates are in the fourth quarter of 2000. The notes are unsecured and $50,000 of the revolving credit facilities are subordinate to the 8.29% senior notes described below. Annual commitment fees of 1/4 of 1% on the unutilized portion of the revolving credit facilities are paid to Aquila Energy.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


3.    DEBT: (CONTINUED)

      The revolving credit agreements require the Company to comply with certain restrictive covenants. At December 31, 1998, the Company was in compliance with such covenants.

      In 1996, the Company entered into an unsecured $3,000 revolving note agreement with Aquila Energy. The note bears interest at a bank prime rate and matures in December 1999. In 1997, the revolving note agreement was paid off and there was not a balance outstanding at December 31, 1998 or 1997.

      LOAN AGREEMENTS

      The Company has a loan agreement (the Loan) with Aquila Energy for $50,000. The Loan is unsecured and bears interest at 6.47% due semi-annually. The principal amount of the Loan shall be repaid to Aquila Energy by June 1, 2005. In 1997, the Company entered into another Loan Agreement (the Loan Agreement) with Aquila Energy for $16,250. This Loan Agreement is unsecured and bears interest at 6.83% due semi-annually. The principal amount of the Loan Agreement shall be repaid to Aquila Energy by October 15, 2006.

      Both loans require the Company to comply with certain financial covenants as well as limit the activities of the Company in other ways. At December 31, 1998, the Company was in compliance with such covenants.

      SENIOR NOTES

      The 8.29% senior notes (Senior Notes) are unsecured and bear interest at 8.29% due semi-annually. Principal payments of $12,500 are required each year until final maturity in September 2002. Upon issuance of the Senior Notes the Company deferred approximately $1,886 of initial fees and expenses and is amortizing such deferred financing costs over the life of the notes.

      The Senior Notes contain various restrictive covenants, which among others, limit the sale of assets, additional indebtedness of a subsidiary, and the ability to make certain restricted payments, including restrictions on the ability to make dividend payments for amounts in excess of those calculated in accordance with the covenants. The Senior Notes also require a subsidiary of the Company to maintain certain financial covenants related to cash flow, fixed charges and net worth. At December 31, 1998, the subsidiary of the Company was in compliance with such requirements and had the ability to pay restricted payments of approximately $69,816.

      LINE OF CREDIT

      The Company had an agreement with a bank whereby standby letters of credit could be issued (see Note 7) in an aggregate amount not to exceed the lesser of $16,000 or a borrowing base as calculated monthly under the agreement. At December 31, 1998, the borrowing base was $16,000 with no principal outstanding. This line of credit was secured by the accounts receivable of certain subsidiaries of the Company and any draw under a letter of credit beared interest at the bank's prime rate plus 2%, payable monthly. This line of credit expired on December 31, 1998 and any outstanding letters of credit will expire no later than March 31, 1999.

4.    INCOME TAXES:

      Components of income tax (benefit) provision in lieu of income tax expense are as follows:

                                        Year Ended December 31,
                                 -----------------------------------
                                    1998         1997         1996
                                 ----------   ----------  ----------
               Federal:
                 Current ......  $   (3,300)  $    7,890  $    9,279
                 Deferred .....       4,183        5,268       8,445
               State:
                 Current ......          --          287         303
                 Deferred .....      (2,041)       1,518       2,062
                                 ==========   ==========  ==========
                   Total ......  $   (1,158)  $   14,963  $   20,089
                                 ==========   ==========  ==========

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


4.    INCOME TAXES: (CONTINUED)

      Income tax (benefit) provision in lieu of income tax expense is different than the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for these differences are as follows:

                                                                      Year Ended December 31,
                                                              --------------------------------------
                                                                 1998          1997          1996
                                                              ----------    ----------    ----------

            Federal statutory tax rate .....................        35.0%         35.0%         35.0%
            State income taxes, net of federal benefit .....       (55.0)          2.9           2.9
            Other ..........................................       (11.2)         (0.6)          0.3
                                                              ----------    ----------    ----------
                                                                   (31.2)%        37.3%         38.2%
                                                              ==========    ==========    ==========

      The components of the net deferred tax liability of the Company are as follows:

                                                                    December 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------

            Deferred tax liabilities .......................  $  105,946   $   99,613
            Deferred tax assets ............................     (28,030)     (23,839)
            Valuation allowance on deferred tax assets .....          --           --
                                                              ----------   ----------
                                                              $   77,916   $   75,774
                                                              ==========   ==========

      The deferred tax liabilities noted above arise primarily from the excess of tax depreciation over book depreciation. The deferred tax assets noted above relate primarily to alternative minimum tax (AMT) credit carryforwards and net operating loss carryforwards (NOL). See Note 1, "Income Taxes," for a description of the tax sharing agreement between the Company, Aquila Energy and UtiliCorp. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.

      At December 31, 1998, the Company has NOLs of approximately $13,400 which will expire in 2018 and AMT credit carryforwards of approximately $23,000 which have no expiration date.

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

5.    MAJOR CUSTOMERS:

      The Company had gross sales as a percentage of total revenues to non-affiliated major customers as follows:

                                       Year Ended December 31,
                                ------------------------------------
                                   1998         1997         1996
                                ----------   ----------   ----------

           Customer A ........          10%          12%          11%
           Customer B ........           9%          11%          11%

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


5     MAJOR CUSTOMERS: (CONTINUED)

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

6     RETIREMENT AND BENEFIT PLANS:

      UtiliCorp and its subsidiaries have a defined contribution plan for virtually all employees. Pursuant to the plan, employees can defer a portion of their compensation and contribute it to a deferred account. The Company's matching contribution to the plan was $698, $679 and $639 in 1998, 1997 and 1996, respectively.

      The Company has a stock contribution plan under which eligible employees receive a Company contribution of 3% of their base income in UtiliCorp's common stock. The Company's expense associated with this plan was $356, $357 and $345 for 1998, 1997 and 1996, respectively.

      The Company has a stock option plan under which eligible employees were granted options to purchase shares of UtiliCorp's common stock. The plan provides that the options will not be granted at a price below the market price at the date of grant. The options vest one year from the date of grant and expire ten years from the date of grant.

      The following table summarizes the UtiliCorp options granted to company employees:

                                                             Year Ended December 31,
                                     -------------------------------------------------------------------------
                                              1998                      1997                     1996
                                     -----------------------  -----------------------  -----------------------
                                                   Average                  Average                 Average
                                      Options       Price      Options       Price      Options       Price
                                     ----------   ----------  ----------   ----------  ----------   ----------
Outstanding, beginning of period ..      21,100   $    27.31      26,050   $    27.31      26,750   $    27.31
  Granted .........................      49,950   $    36.03          --           --          --           --
  Exercised .......................     (15,950)  $    27.31      (4,100)  $    27.31        (400)  $    27.31
  Forfeited .......................        (850)  $    36.03        (850)  $    27.31        (300)  $    27.31
                                     ----------               ----------               ----------
Outstanding, end of period ........      54,250   $    35.20      21,100   $    27.31      26,050   $    27.31
                                     ==========               ==========               ==========

      Options granted prior to 1996 are not subject to the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


6.    RETIREMENT AND BENEFIT PLANS: (CONTINUED)

      The Company has a stock appreciation rights plan, as amended, for key members of management. Under the plan, the Company can award a total of 700,000 stock appreciation rights (SAR), each SAR giving the holder, upon exercise, the right to receive a cash payment for the difference between the fair market value of the Company's common stock on the date of grant and the fair market value on the exercise date. Each SAR has a term of ten years from the date of grant in which the employee may exercise the SAR. At the end of each reporting period within the exercise period, the Company records an adjustment to deferred compensation expense based upon the excess, if any, of the fair market value of the Company's common stock and the option price of the related SAR. At December 31, 1998, there were 104,844 SARs outstanding at an average price of $11.879 per SAR. The Company's expense with respect to this plan in 1998 was $175 while the benefit associated with this plan was $711 in 1997 with an expense of $873 in 1996.

      The Company awards its common stock to certain employees of the Company as restricted stock awards. The shares issued as restricted stock awards are held by the Company until certain restrictions lapse, generally on the second or third award anniversary. The restricted stock, when awarded, is amortized to compensation expense over a two to three year period. At December 31, 1998, there were 8,547 stock awards outstanding. The Company's expense associated with the restricted stock awards was $24, $81 and $75 for 1998, 1997 and 1996, respectively.

      In 1996, the Company's stockholders approved the 1996 Non-Employee Director Stock Plan (Stock Plan). The Stock Plan authorizes the issuance of a maximum of 100,000 shares of the Company's common stock based on the fair market value of the Company's common stock on the date of issuance. Each non-employee director is to receive common stock of the Company equal to $2 on a quarterly basis for services performed in the preceding quarter. In 1998, 1997 and 1996, 1,534, 1,124 and 298 shares, respectively, of the Company's common stock were issued and $16, $16 and $4 of expense was recognized under the Stock Plan.

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

      The Company has adopted SFAS No. 123 but has elected to continue to account for employee stock-based compensation under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for options granted to employees where the exercise price is greater than or equal to the market price of the underlying stock at the date of grant.

      Option activity with respect to the Plan for the years ended December 31, 1998 and 1997 is summarized as follows:

                                                                   Weighted
                                                      Number        Average
                                                        Of          Exercise
                                                      Shares     Price Per Share
                                                    ----------   ---------------
              Outstanding, December 31, 1996 .....           0              --
                  Granted ........................      81,000      $    13.05
                  Forfeited ......................     (11,000)     $    14.00
                                                    ----------      ----------
              Outstanding, December 31, 1997 .....      70,000      $    12.91
                  Granted ........................      61,000      $    11.44
                  Forfeited ......................     (52,000)     $    12.72
                                                    ----------      ----------
              Outstanding, December 31, 1998 .....      79,000      $    11.90
                                                    ==========      ==========

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS )


6     RETIREMENT AND BENEFIT PLANS: (CONTINUED)


      At December 31, 1998 and 1997, there were no options exercisable. The weighted average fair value and weighted average exercise price, respectively, of options granted where the exercise price was equal to the market price of the underlying stock at the grant date were $8.57 and $11.44 for the year ended December 31, 1998 and $6.97 and $12.72 for the year ended December 31, 1997. The weighted average fair value and weighted average exercise price of options granted during the year ended December 31, 1997 where the exercise price exceeded the market price of the underlying stock at the grant date were $5.96 and $14.00, respectively.

      The following table summarizes information about the Company's stock options outstanding at December 31, 1998:

                                         Weighted            Weighted
                                         Average              Average
                            Options     Remaining            Exercise
         Exercise Price  Outstanding  Contractual Life   Price Per Share
         --------------  -----------  ----------------   ---------------
         $         14.00       19,000    8.4 years          $     14.00
         $         11.44       35,000    9.1 years          $     11.44
         $         10.94       25,000    8.6 years          $     10.94
                               ------                       -----------
                               79,000    8.8 years          $     11.90
                               ======                       ===========

      Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant date for the UtiliCorp awards previously described and the awards under this Plan consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               Year Ended December 31,
                                                              ------------------------
                                                                  1998         1997
                                                              -----------  -----------
       Net income, as reported .............................  $     4,869  $    25,166
       Net income, pro forma ...............................  $     4,751  $    25,130

       Basic and diluted earnings per share, as reported ...  $        .17 $       .86
       Basic and diluted earnings per share, pro forma .....  $        .16 $       .85

      The fair value of each option granted is estimated on the date of grant using an option-pricing model with the following assumptions:


                                                                               Year Ended December 31,
                                                                              --------------------------
                                                                                 1998           1997
                                                                              -----------    -----------
       Expected dividend yield (Aquila Gas Pipeline).......................           .50 %          .50 %
       Expected dividend yield (UtiliCorp).................................          5.10 %           --
       Expected stock price volatility (Aquila Gas Pipeline)...............         70.00 %        32.50 %
       Expected stock price volatility (UtiliCorp).........................         17.00 %           --
       Risk-free interest rate (Aquila Gas Pipeline and UtiliCorp).........          5.00 %         6.40 %
       Expected life of options (Aquila Gas Pipeline and UtiliCorp)........       10 Years       10 Years

       No disclosures are presented for the period ended December 31, 1996, as the Company had not issued common stock options prior to 1997.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


7.    COMMITMENTS AND CONTINGENCIES:

      LEASE OBLIGATIONS

      The Company has various non-cancelable operating leases. Total rent expense amounted to approximately $995, $1,382, and $1,186 for 1998, 1997 and 1996, respectively. Future minimum rental payments of the Company under the existing non-cancelable operating lease agreements with original terms of one year or longer as of December 31, 1998 are as follows:

              1999..........................    $   1,097
              2000..........................          951
              2001..........................           40
              2002..........................           --
              2003..........................           --
              Thereafter....................           --
                                                ---------
                                                $   2,088
                                                =========

      LETTERS OF CREDIT AND GUARANTEES

      The Company has issued irrevocable standby letters of credit totaling $11,914 at December 31, 1998. The standby letters of credit, which generally have terms from one to three months, collateralize obligations to third parties for the purchase of natural gas. The standby letters of credit are issued pursuant to the line of credit discussed in Note 3.

      The Company had issued financial guarantees of approximately $1,950 as of December 31, 1998, related to business activities of a 50% owned subsidiary. Management does not believe it is probable that the financial guarantees will be exercised.

      LITIGATION

      On February 26, 1999, Harmony Exploration, Inc. (Harmony) sought to amend a complaint it had previously filed against the Company. Harmony had filed an action for breach of contract and discrimination by a common carrier against the Company in Bexar County, Texas. Harmony is a producer of several wells in Burleson County, Texas, with whom the Company had contracts to purchase casinghead gas. Harmony claims that the Company paid them an inadequate price under the contracts, improperly charged compression and processing fees with respect to gas produced from Harmony's wells, improperly failed to hook up several of Harmony's wells to the Company's gathering system, and improperly failed to process 100% of the gas from some of Harmony's wells. Harmony seeks actual damages of an unspecified amount plus attorneys' fees. Harmony sought to amend its complaint to obtain certification of the case as a class action, and to include as class members forty (40) or more producers in Burleson County who allegedly entered into similar contracts with the Company. The Company is vigorously defending the claim by Harmony, and believes it has meritorious defenses to the claim. The Company intends to vigorously oppose the efforts to obtain certification of a class action in the case.

      On November 12, 1998, shareholders of the Company filed separate but identical suits in the Court of Chancery in Wilmington, Delaware against the Company, UtiliCorp and the members of the Company's Board of Directors. The suits were filed following UtiliCorp's announcement that it was proposing to offer $8.00 per share to purchase the 18% of the Company's common stock held by the public. UtiliCorp, through Aquila Energy, owns approximately 82% of the Company's outstanding shares. Plaintiffs allege that the amount which UtiliCorp proposes to offer is inadequate and thus unfair to the minority public shareholders of the Company. The suit seeks to enjoin any tender offer and ask for unspecified monetary damages. The filing of a response by the Company to the complaints filed in the four suits has been delayed indefinitely by agreement of the parties pending the outcome of negotiations between UtiliCorp and an independent committee of the Company's Board of Directors concerning the offer made by UtiliCorp for the minority shares.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


7.    COMMITMENTS AND CONTINGENCIES: (CONTINUED)

      TAXES

      The IRS has examined and proposed adjustments to UtiliCorp's consolidated federal income tax returns for 1988 through 1993. The proposed adjustment affecting the Company is to lengthen the depreciable life of certain pipeline assets owned by the Company. The Company has filed a petition in U.S. Tax Court contesting the IRS proposed adjustments for the years 1990 through 1991. The IRS has also proposed an adjustment on the same issue for 1992 and 1993. The Company has tentatively agreed with the IRS to hold this issue in abeyance pending the outcome of the earlier petition. The Company intends to vigorously contest the proposed adjustment and believes it is reasonably possible they will prevail. It is expected that additional assessments for the years 1994 through the present would be made on the same issue. Under the provisions of the tax sharing agreement with Aquila Energy and UtiliCorp (see Note 1) the Company would be liable to UtiliCorp for additional taxes of approximately $12,621 for the audit period and through the present plus potential interest of approximately $3,346. The additional taxes would result in an adjustment to the deferred tax liability with no effect on net income, while any payment of interest would affect net income. The Company expects that the ultimate resolution of this matter will not have a material adverse effect on its financial position.

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

      On April 1, 1997, the Company received $16,800 from El Paso Natural Gas Company (El Paso) for its exercise of an option to acquire 5% of all the capital stock of Oasis and the related transportation rights. The Company, after the exercise of the option, owns 35% of the capital stock of Oasis and has 280 MMcf/d of intrastate transportation capacity. The exercise of the option resulted in no gain or loss on disposition to the Company. The proceeds were utilized to pay down on the Company's revolving debt.

      In 1998, Oasis restructured its commercial operations and amended its owner transportation agreements to permit the release of firm owner capacity to third parties and to eliminate demand charges on this capacity. Prior to the restructuring, the owner transportation agreements permitted the Company to conduct additional off-system marketing activities not otherwise available to the Company. This benefit was realized by the Company in off-system marketing gross margin. Under the restructured agreements, Oasis expects to realize higher transportation revenues, which will benefit the equity in earnings recognized by the Company.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


      The unaudited pro forma results of operations assuming the acquisitions of Oasis had occurred as of January 1, 1996 are as follows:

                                                  Year Ended December 31, 1996(a)
                                                  -------------------------------

                                                               (unaudited)
      Operating revenues..................................   $    799,278
      Net income..........................................   $     28,940
      Earnings per common share...........................   $        .98


      (a) The pro forma amounts are presented at the Company's 40% ownership and do not include any adjustments to reflect the potential marketing activity that might have occurred if the Company had acquired Oasis as of January 1, 1996.

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

      WARWINK JOINT VENTURE

      On December 1, 1997, the Company through its subsidiary, Tristar Gas Company, sold its ownership interest in Warwink Joint Venture for a gain of $1,167.

      BROOKS-HIDALGO JOINT VENTURE

      On March 31, 1998, the Company sold its ownership interest in the assets of the Brooks-Hidalgo Joint Venture for a gain of $99.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


9.    COMMODITY RISK MANAGEMENT:

      NON-TRADING ACTIVITIES

      The Company utilizes commodity financial instruments, primarily futures, options, forward contracts and swaps (hedges or hedging), to reduce the risk of commodity price fluctuations for its revenue share of natural gas throughput and NGLs production and for its off-system natural gas transportation. However, hedging and related activities may expose the Company to other risks of financial loss in certain circumstances, including variances from hedging assumptions and counterparty risk.

      The following tables detail information on the Company's non-trading hedges as of December 31, 1998 and 1997. The fair value of the hedges is the estimated amount the Company would receive or (pay) to terminate the hedges at:

       DECEMBER 31, 1998:                                               Years To
                                   Notional                              Which
                                    Volume    Carrying       Fair     Instruments
                                    Bcf (1)     Amount       Value       Extend
                                  ----------  ---------   ----------   ----------

       Swap contracts
          Payor ..............          18.0  $      --   $      640   up to 1999
          Receiver ...........          16.4         --         (657)  up to 1999
       Future Contracts
          Payor ..............          15.5         --       (7,925)  up to 1999
          Receiver ...........          12.3         --        7,305   up to 1999
                                              ---------   ----------
       Total .................                $      --   $     (637)
                                              =========   ==========


       DECEMBER 31, 1997:                                               Years To
                                   Notional                              Which
                                    Volume    Carrying       Fair     Instruments
                                    Bcf (1)     Amount       Value       Extend
                                  ----------  ---------   ----------   ----------

       Swap contracts
          Payor...............          14.9  $      --   $      256   up to 1998
          Receiver ...........          13.2         --         (121)  up to 1998
       Future Contracts
          Payor...............          18.6         --       (4,244)  up to 1998
          Receiver............          16.6         --        4,687   up to 1998
                                              ---------   ----------
       Total..................                $      --   $      578
                                              =========   ==========


(1) Billion Cubic Feet

      All financial commodity hedges disclosed have Aquila Energy as the counterparty because Aquila Energy maintains a centralized commodity risk management function for its subsidiaries.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


9.    COMMODITY RISK MANAGEMENT: (CONTINUED)

      TRADING ACTIVITIES

      The following table details information on the Company's contracts held or issued for trading purposes as of:

                                            December 31,
                      ------------------------------------------------------
                                 1998                        1997
                      --------------------------  --------------------------
                                      Years To                    Years To
                       Notional        Which        Notional       Which
                        Volume      Instruments      Volume      Instruments
                          Bcf          Extend         Bcf          Extend
                      ------------  ------------  ------------  ------------

Swap contracts
   Payor ...........         415.5    up to 2003         164.2    up to 1999
   Receiver ........         414.9    up to 2001         161.6    up to 1999
Future Contracts
   Payor ...........          56.4    up to 2000          55.5    up to 1999
   Receiver ........          60.0    up to 2000          49.5    up to 1999


     The following table details the fair values of contracts held or issued for trading purposes as of:

                                         December 31,
                      -------------------------------------------------
                               1998                      1997
                      -----------------------   -----------------------
                       Average       Ending      Average       Ending
                      ----------   ----------   ----------   ----------
Assets .............  $    3,197   $    2,159   $    2,056   $    2,391
Liabilities ........      (1,537)      (2,717)      (1,019)        (491)
                                   ----------                ----------
Net amount .........               $     (558)               $    1,900
                                   ==========                ==========

     The net gain from trading activities for the years ended December 31, 1998 and 1997 was $1,713 and $8,053, respectively.


10.  FINANCIAL INSTRUMENTS:

     CASH AND CASH EQUIVALENTS, OTHER CURRENT ASSETS AND OTHER CURRENT
     LIABILITIES

     The Company's carrying amounts for cash and cash equivalents, other current assets and other current liabilities approximate fair value.

      DEBT

      The carrying value of the debt approximates the fair value of the debt. This determination is based on management's estimate of the fair value at which such instruments could be obtained in an unrelated third party transaction.

      LETTERS OF CREDIT

      The fair value of the outstanding standby letters of credit of $11,914 at December 31, 1998 is estimated to be the same as the contract value based on the nature of the fee arrangements with the bank.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


11.   INVESTMENT IN AFFILIATED COMPANY:

      The Company holds an investment in Oasis, which is accounted for by the equity method of accounting. Dividends received from Oasis were $262, $1,142 and $585 during 1998, 1997 and 1996, respectively. The Company's net cost basis in Oasis is greater than the Company's share of the underlying net assets of Oasis by $83,114 at December 31, 1998. The cost over the underlying net assets is being amortized over approximately 35 years based on the depreciable lives of those underlying assets. The amortization is included in the equity in net income of affiliate.

      Summarized financial information of Oasis is as follows:

                                                                   December 31,
                                                              ----------------------
                                                                 1998        1997
                                                              ----------  ----------

                   SUMMARIZED BALANCE SHEET INFORMATION:

                   Current assets ..........................  $    6,512  $    8,069
                   Non-current assets ......................      46,374      43,801
                                                              ----------  ----------
                       Total assets ........................  $   52,886  $   51,870
                                                              ==========  ==========

                   Current liabilities .....................  $    1,768  $    7,819
                   Non-current liabilities .................      11,375      11,738
                                                              ----------  ----------
                       Total liabilities ...................  $   13,143  $   19,557
                                                              ==========  ==========

                       Net assets ..........................  $   39,743  $   32,313
                                                              ==========  ==========

                                                                       Year Ended December 31,
                                                                 ---------------------------------
                   SUMMARIZED STATEMENTS OF INCOME INFORMATION:     1998       1997         1996
                                                                 ----------  ---------   ---------
                   Revenues.................................     $   23,960  $  24,357   $  28,127
                   Cost and expenses........................     $   15,859  $  17,154   $  20,774
                   Net income...............................     $    8,101  $   7,203   $   7,353

12.   QUARTERLY FINANCIAL DATA:  (UNAUDITED)


                                                First       Second       Third        Fourth
                                               Quarter      Quarter      Quarter     Quarter
                                             -----------  -----------  -----------  -----------
       1998:
       Operating revenues .................  $   237,105  $   265,674  $   202,689  $   187,714
       Gross margin .......................  $    22,894  $    21,444  $    18,139  $    18,154
       Net income .........................  $     2,319  $     1,447  $        40  $     1,063
       Basic and diluted earnings per share  $       .08  $       .05  $       .00  $       .04

       1997:
       Operating revenues .................  $   273,198  $   208,164  $   254,544  $   278,013
       Gross margin .......................  $    34,628  $    31,012  $    27,617  $    26,071
       Net income .........................  $     8,693  $     7,036  $     4,753  $     4,684
       Basic and diluted earnings per share  $       .30  $       .24  $       .16  $       .16

                        AQUILA GAS PIPELINE CORPORATION

                          FINANCIAL STATEMENT SCHEDULE

                                                                     SCHEDULE I

                        AQUILA GAS PIPELINE CORPORATION
                              PARENT COMPANY ONLY

                            CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                     December 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------   ------------

                            ASSETS

Current amounts due from affiliated subsidiaries ...........  $     37,373   $     38,044
Federal income taxes receivable ............................            --            559
Other current assets .......................................           134            189
Investment in subsidiaries (equity method) .................       188,677        185,722
Pipeline, property, plant and equipment, net ...............            61             97
Long-term advances to affiliated subsidiaries ..............       150,258        143,139
                                                              ------------   ------------

TOTAL ASSETS ...............................................  $    376,503   $    367,750
                                                              ============   ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current amounts due to Aquila Energy Corporation, net ......  $      6,055   $      6,905
Federal income taxes payable ...............................        10,576             --
Other current liabilities ..................................        11,499         11,136
Long-term debt .............................................       129,850        123,950
Deferred income taxes (Note 4) .............................        (8,232)         2,404
Commitments and contingencies (Note 3)
Stockholders' equity:
   Common stock ............................................           294            294
   Additional paid-in capital ..............................        90,297         90,297
   Retained earnings .......................................       136,164        132,764
                                                              ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................  $    376,503   $    367,750
                                                              ============   ============




  The accompanying notes are an integral part of these condensed financial statements.

                                                                     SCHEDULE I
                                                                    (CONTINUED)


                        AQUILA GAS PIPELINE CORPORATION
                        PARENT COMPANY ONLY (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME

                                 (IN THOUSANDS)



                                                                  Year Ended December 31,
                                                         ---------------------------------------
                                                             1998         1997           1996
                                                         -----------   -----------   -----------

       INCOME AND EXPENSES:
         Interest (income) expense, net ...............  $    (2,950)  $    (2,703)  $     1,280
         Depreciation and amortization ................           37            32            26
         Federal income tax expense (benefit) .........          999         1,012          (495)
                                                         -----------   -----------   -----------
           Total (income) and expenses ................       (1,914)       (1,659)          811
                                                         -----------   -----------   -----------

       INCOME (LOSS) BEFORE EQUITY IN EARNINGS
         OF SUBSIDIARIES ..............................        1,914         1,659          (811)

       EQUITY IN NET EARNINGS OF SUBSIDIARIES .........        2,955        23,507        33,264
                                                         -----------   -----------   -----------

       NET INCOME .....................................  $     4,869   $    25,166   $    32,453
                                                         ===========   ===========   ===========




       The accompanying notes are an integral part of these condensed financial statements.

                                                                     SCHEDULE I
                                                                    (CONTINUED)


                        AQUILA GAS PIPELINE CORPORATION
                        PARENT COMPANY ONLY (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)



                                                                                 Year Ended December 31,
                                                                        ------------------------------------------
                                                                            1998           1997           1996
                                                                        ------------   ------------   ------------

     CASH FLOWS FROM OPERATING ACTIVITIES:
      Net  income ....................................................  $      4,869   $     25,166   $     32,453
       Adjustments to reconcile net income to net cash provided by operating activities:
         Equity in net earnings of subsidiaries ......................        (2,955)       (23,507)       (33,264)
         Dividends received from affiliated subsidiaries .............            --         30,000             --
         Depreciation and amortization ...............................            37             32             26
         Deferred income taxes .......................................       (10,636)         3,371           (241)
       Changes in current assets and current liabilities .............        11,374         14,793         12,793
                                                                        ------------   ------------   ------------

         Net cash provided by operating activities ...................         2,689         49,855         11,767
                                                                        ------------   ------------   ------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to pipeline, property, plant and equipment ..........            (1)           (37)           (31)
                                                                        ------------   ------------   ------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings (repayments) under revolving
         credit agreement, net .......................................         5,900        (66,501)       114,201
       Borrowings under loan agreements ..............................            --         16,250             --
       Advances to affiliates ........................................        (7,119)        (1,441)      (123,667)
       Dividends paid ................................................        (1,469)        (1,469)        (1,468)
                                                                        ------------   ------------   ------------

        Net cash used in financing activities ........................        (2,688)       (53,161)       (10,934)
                                                                        ------------   ------------   ------------

     NET (DECREASE) INCREASE IN CASH
       AND CASH EQUIVALENTS ..........................................             0         (3,343)           802
                                                                        ------------   ------------   ------------

     CASH AND CASH EQUIVALENTS, beginning of year ....................             0          3,343          2,541
                                                                        ------------   ------------   ------------

     CASH AND CASH EQUIVALENTS, end of year ..........................  $          0   $          0   $      3,343
                                                                        ============   ============   ============



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

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  DEBT

    See Note 3 of Notes to Consolidated Financial Statements.

2.  PIPELINE, PROPERTY, PLANT AND EQUIPMENT

    See Note 1 of Notes to Consolidated Financial Statements. Certain reclassifications to prior period amounts have been made to conform to the 1998 presentation.

3.  COMMITMENTS AND CONTINGENCIES

    See Note 7 of Notes to Consolidated Financial Statements.

4.  INCOME TAXES

    See Note 4 of Notes to Consolidated Financial Statements.