Form 10-Q
period 1999-03-31
AQUILA GAS PIPELINE CORP
filed 1999-05-12
CIK 911535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No
                                                  ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding on May 10, 1999
           -----                               ---------------------------
Common stock, $.01 par value                           29,400,000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                                March 31,    December 31,
                                                                                                  1999           1998
                                                                                              -----------    ------------
                                                                                              (Unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ...........................................................     $   3,018      $   2,121
     Income taxes receivable from UtiliCorp United Inc. ..................................         2,280          3,307
     Accounts receivable .................................................................        83,715         92,011
     Inventories and exchanges ...........................................................         4,512          5,929
     Materials and supplies ..............................................................         4,782          5,918
                                                                                               ---------      ---------
           Total current assets ..........................................................        98,307        109,286
                                                                                               ---------      ---------

INVESTMENT IN AFFILIATE, net .............................................................        97,402         97,100
                                                                                               ---------      ---------

PIPELINE, PROPERTY, PLANT AND EQUIPMENT, at cost:
     Natural gas pipelines ...............................................................       462,191        458,212
     Plants and processing equipment .....................................................        81,714         80,882
                                                                                               ---------      ---------
                                                                                                 543,905        539,094
     Less - Accumulated depreciation .....................................................      (145,278)      (139,498)
                                                                                               ---------      ---------
                                                                                                 398,627        399,596

INTANGIBLE ASSETS, net ...................................................................        26,975         27,766

OTHER, net ...............................................................................         1,686          1,672
                                                                                               ---------      ---------

TOTAL ASSETS .............................................................................     $ 622,997      $ 635,420
                                                                                               =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt ................................................     $  12,500      $  12,500
     Accounts payable ....................................................................        87,229        106,452
     Accrued expenses ....................................................................         8,952          5,733
     Accrued interest ....................................................................         2,310          2,405
     Intercompany payable due to Aquila Energy Corporation ...............................         7,901          6,209
                                                                                               ---------      ---------
          Total current liabilities ......................................................       118,892        133,299
                                                                                               ---------      ---------

LONG-TERM DEBT ...........................................................................       202,150        197,450
                                                                                               ---------      ---------
DEFERRED INCOME TAXES ....................................................................        77,419         77,916
                                                                                               ---------      ---------
COMMITMENTS AND CONTINGENCIES (Note 3)
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding
       at March 31, 1999 and December 31, 1998 ...........................................            --             --
     Common stock, $.01 par value, 50,000,000 shares authorized, 29,400,000 shares
       issued and outstanding at March 31, 1999 and December 31, 1998 ....................           294            294
     Additional paid-in capital ..........................................................        90,297         90,297
     Retained earnings ...................................................................       133,945        136,164
                                                                                               ---------      ---------
          Total stockholders' equity .....................................................       224,536        226,755
                                                                                               ---------      ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................................     $ 622,997      $ 635,420
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

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                            Three Months Ended
                                                                 March 31,
                                                      ------------------------------
                                                          1999              1998
                                                      ------------      ------------
OPERATING REVENUES ..............................     $    190,854      $    237,205
                                                      ------------      ------------

COSTS AND EXPENSES:
     Cost of sales ..............................          171,652           214,311
     Operating ..................................            5,107             5,377
     General and administrative .................            7,106             4,733
     Depreciation and amortization ..............            6,762             6,507
                                                      ------------      ------------
          Total costs and expenses ..............          190,627           230,928
                                                      ------------      ------------

INCOME FROM OPERATIONS ..........................              227             6,277

INTEREST AND DEBT EXPENSES, net .................            3,554             2,901

EQUITY IN NET INCOME OF AFFILIATE ...............              302               132
                                                      ------------      ------------

(LOSS) INCOME BEFORE INCOME TAXES ...............           (3,025)            3,508

(BENEFIT) PROVISION IN LIEU OF INCOME TAX
  EXPENSE .......................................           (1,173)            1,189
                                                      ------------      ------------

NET (LOSS) INCOME ...............................     $     (1,852)     $      2,319
                                                      ============      ============

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE .....     $       (.06)     $        .08
                                                      ============      ============

BASIC SHARES OUTSTANDING ........................       29,400,000        29,400,000
                                                      ============      ============

DILUTED SHARES OUTSTANDING ......................       29,400,000        29,408,660
                                                      ============      ============

CASH DIVIDENDS PER SHARE OF COMMON STOCK ........     $      .0125      $      .0125
                                                      ============      ============


See accompanying notes to condensed consolidated financial statements.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                         ----------------------
                                                                                           1999          1998
                                                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ................................................................     $ (1,852)     $  2,319
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
            Depreciation and amortization ..........................................        6,762         6,507
            Deferred income taxes ..................................................         (490)          509
            Equity in net income of affiliate ......................................         (302)         (132)
            Other non-cash items ...................................................           (6)         (131)
            Changes in operating assets and liabilities:
                    Income taxes receivable from (payable to) UtiliCorp United
                      Inc. .........................................................        1,015        (1,087)
                    Accounts receivable ............................................        8,296        (2,754)
                    Inventories and exchanges ......................................        1,417           635
                    Materials and supplies .........................................        1,136            92
                    Accounts payable ...............................................      (19,181)       11,634
                    Accrued expenses ...............................................        3,212           939
                    Accrued interest ...............................................          (95)       (1,391)
                    Intercompany payable due to Aquila Energy Corporation ..........        1,692         1,339
                                                                                         --------      --------

             Net cash provided by operating activities .............................        1,604        18,479
                                                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to pipeline, property, plant and equipment ......................       (5,083)       (5,013)
         Proceeds from asset dispositions ..........................................           36         1,708
                                                                                         --------      --------

                 Net cash used in investing activities .............................       (5,047)       (3,305)
                                                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (payments) under revolving credit agreements, net .................        4,700       (10,800)
      Dividends paid ...............................................................         (367)         (367)
      Other ........................................................................            7            33
                                                                                         --------      --------

                 Net cash provided by (used in) financing activities ...............        4,340       (11,134)
                                                                                         --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................................          897         4,040

CASH AND CASH EQUIVALENTS, beginning of period .....................................        2,121         5,276
                                                                                         --------      --------

CASH AND CASH EQUIVALENTS, end of period ...........................................     $  3,018      $  9,316
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

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



1.    BASIS OF PRESENTATION:

     The accompanying condensed consolidated financial statements of Aquila Gas Pipeline Corporation and subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments of a normal recurring nature have been made which the Company believes are necessary for a fair presentation of the Company's financial position and results of operations for such interim periods. These interim results are not necessarily indicative of the results for a full year. Certain information and note disclosures related to the unaudited interim periods ended March 31, 1999 and 1998, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations although the Company believes the disclosures are adequate to make the interim period information presented herein not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. No changes in accounting principles have occurred since that date.

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

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

                                 (IN THOUSANDS)


1.    BASIS OF PRESENTATION: (CONTINUED)

     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" outlines methods of computing and presenting earnings per share. The following is a reconciliation of (loss) income available to common stockholders and the weighted average number of common shares outstanding for each respective period:

                                                      For the Three Months Ended
                                                               March 31,
                                                   ------------------------------
                                                       1999              1998
                                                   ------------      ------------
(Loss) income available to common
   stockholders ..............................     $     (1,852)     $      2,319
Weighted average shares outstanding:
   Basic shares outstanding ..................       29,400,000        29,400,000
Effect of dilutive securities:
   Options ...................................               --             8,660
                                                   ------------      ------------
      Diluted shares outstanding .............       29,400,000        29,408,660
                                                   ============      ============

Basic and diluted (loss) earnings per share ..     $       (.06)     $        .08
                                                   ============      ============

     As the Company had a net loss for the three months ended March 31, 1999 and the average market price for the period was less than the exercise price of all outstanding options, there were no dilutive securities during the period.

     NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Adoption of SFAS No. 133 is required for all fiscal quarters of all fiscal years beginning after June 15, 1999, although earlier adoption is encouraged. The Company is currently evaluating the potential impact of SFAS No. 133.

     In 1998, the FASB's Emerging Issues Task Force issued abstract No. 98-10, "Accounting for Energy Trading and Risk Management Activities." This abstract focuses on the accounting for the purchase and sale of energy trading contracts. The Company is analyzing the potential impact of this abstract upon issuance.

2.    STATEMENTS OF CASH FLOWS:

     Supplemental disclosure of cash flow information for net (refunds received) cash paid for interest and income taxes by the Company:


                                              Three Months Ended March 31,
                                              ---------------------------
                                                    1999         1998
                                                  -------      -------
Interest, net of amount capitalized .........     $ 3,835      $ 4,414
Income taxes ................................     $(1,673)     $ 1,784

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

                                 (IN THOUSANDS)


3.    COMMITMENTS AND CONTINGENCIES:


      LETTERS OF CREDIT AND GUARANTEES

      The prior agreement the Company had with a bank whereby standby letters of credit could be issued expired on December 31, 1998. All outstanding letters of credit under this agreement expired before March 31, 1999. The standby letters of credit have been replaced by guarantees. The Company has issued various financial guarantees related to business activities. Management does not believe it is probable that the financial guarantees will be exercised.

       TAXES

     The Internal Revenue Service (IRS) has examined and proposed adjustments to UtiliCorp United, Inc.'s (UtiliCorp) consolidated federal income tax returns for 1988 through 1993. The proposed adjustment affecting the Company is to lengthen the depreciable life of certain pipeline assets owned by the Company. The Company has filed a petition in U.S. Tax Court contesting the IRS proposed adjustments for the years 1990 and 1991. The IRS has also proposed an adjustment on the same issue for 1992 and 1993. The Company has tentatively agreed with the IRS to hold this issue in abeyance pending the outcome of the earlier petition. The Company intends to vigorously contest the proposed adjustment and believes it is reasonably possible they will prevail. It is expected that additional assessments for the years 1994 through the present would be made on the same issue. Under the provisions of the tax sharing agreement with Aquila Energy Corporation (Aquila Energy) and UtiliCorp, the Company would be liable to UtiliCorp for additional taxes of approximately $12,600 for the audit period and through the present plus potential interest of approximately $3,700. The additional taxes would result in an adjustment to the deferred tax liability with no effect on net income, while any payment of interest would affect net income. The Company expects that the ultimate resolution of this matter will not have a material adverse effect on its financial position.

       LEGAL PROCEEDINGS


      On November 12, 1998, shareholders of the Company filed four separate but identical suits in the Court of Chancery in Wilmington, Delaware against the Company, UtiliCorp and the members of the Company's board of directors. The suits were filed following UtiliCorp's announcement that it was proposing to offer $8.00 per share to purchase the 18% of the Company's common stock held by the public. UtiliCorp, through Aquila Energy, owns approximately 82% of the Company's outstanding shares. On January 11, 1999, the actions were consolidated. By agreement of the parties, no response from the defendants in the suits has been filed. On April 16, 1999, plaintiffs filed an amended class action complaint, naming as defendants UtiliCorp, the Company, and members of the board of directors of the Company who are not unaffiliated directors. The amended complaint alleges that the price offered by UtiliCorp for shares of the Company is inadequate and constitutes unfair dealing. The amended complaint also alleges that UtiliCorp is using its position as a majority holder of Company common stock to prevent any auction or market check, and to engage in wrongful dealing and coercive conduct. Plaintiffs further allege that the Schedule 14D-1 filed by UtiliCorp fails to disclose information which plaintiffs claim is material to the decision of the Company's public shareholders whether to tender. The amended complaint requests injunctive and other equitable relief, as well as damages.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

                                 (IN THOUSANDS)


3.    COMMITMENTS AND CONTINGENCIES: (CONTINUED)


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

     WORKFORCE REDUCTION

     On March 2, 1999, the Company announced the implementation of a plan to restructure its operations including a reduction of 60 employees or 23% of the total workforce. The reduction included employees in all areas of the company. It is anticipated that the Company will save $4,000 to $5,000 pretax annually in the first full year of implementation resulting primarily from reduced employee costs with additional savings expected from streamlining operations and business processes. The cost of the plan recorded in the first quarter is $2,000 or $.04 per share after tax. The $2,000 is included in general and administrative expenses on the statement of income.

                AQUILA GAS PIPELINE CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS:

       On April 9, 1999, UtiliCorp announced a cash tender offer of $8.00 per share for all outstanding shares of common stock of the Company that it did not currently own. The offer filed with the Securities and Exchange Commission (SEC) on Schedules 14D-1 and 13E-3, which fully contains the terms and conditions, was mailed to shareholders and expired May 7, 1999. On April 22, 1999, the board of directors of the Company filed with the SEC a Schedule 14D-9, which fully contained the board's response, which was also mailed to all shareholders. The Company's board of directors made no recommendation with regard to the share purchase. The Special Committee of the Board of Directors (Special Committee), consisting of the unaffiliated directors, recommended rejection of UtiliCorp's offer.

      On May 10, 1999, UtiliCorp announced that it had completed its offer by receiving tender of approximately 3.4 million shares of the Company's common stock, which represents approximately 11.6 percent of all the issued and outstanding shares. As a result of the acquisition of those shares in the offer, UtiliCorp will indirectly own an aggregate of approximately 27.4 million shares representing approximately 93 percent of the Company's total shares issued and outstanding. UtiliCorp intends to pay promptly for the shares of the Company's stock tendered and accepted for payment pursuant to the offer. UtiliCorp also intends to promptly complete a short-form merger in which the remaining Company shareholders who did not tender their shares would receive $8.00 per share in cash.

      The following discussion and analysis relates to the condensed consolidated financial position and results of operations of the Company for the three months ended March 31, 1999 and 1998. Reference should be made to the Condensed Consolidated Financial Statements and the Notes thereto:


                                                     Three Months Ended              Period 1999
                                                           March 31,               to 1998 Change
                                                  ------------------------     ------------------------
                                                     1999           1998         Amount        Percent
                                                  ---------      ---------     ---------      ---------
                                                   (Dollars in thousands except volume and price data)
FINANCIAL DATA:

Natural gas revenues ........................     $ 181,733      $ 223,729     $ (41,996)           (19)%
Natural gas liquids (NGLs) revenues .........         9,121         13,476        (4,355)           (32)%
                                                  ---------      ---------     ---------
    Total operating revenues ................       190,854        237,205       (46,351)           (20)%
                                                  ---------      ---------     ---------
Cost of sales ...............................       171,652        214,311       (42,659)           (20)%
                                                  ---------      ---------     ---------
    Gross margin ............................        19,202         22,894        (3,692)           (16)%
                                                  ---------      ---------     ---------
Operating expenses ..........................         5,107          5,377          (270)            (5)%
General and administrative expenses .........         7,106          4,733         2,373             50%
Depreciation and amortization ...............         6,762          6,507           255              4%
Interest and debt expenses, net .............         3,554          2,901           653             23%
Equity in net income of affiliate ...........           302            132           170            129%
(Benefit) provision in lieu of
     income tax expense .....................        (1,173)         1,189        (2,362)          (199)%
                                                  ---------      ---------     ---------
     Net (loss) income ......................     $  (1,852)     $   2,319     $  (4,171)          (180)%
                                                  =========      =========     =========

OPERATING DATA:

Natural gas (MMcf/d):
   Throughput sold ..........................           426            300           126             42%
   Throughput transported ...................           109            128           (19)           (15)%
                                                  ---------      ---------     ---------
     Total throughput .......................           535            428           107             25%
                                                  ---------      ---------     ---------
  Marketed off-system .......................           735            882          (147)           (17)%
                                                  ---------      ---------     ---------
       Total throughput and
        marketed off-system .................         1,270          1,310           (40)            (3)%
                                                  =========      =========     =========

Gross NGLs production (Bbls/d) ..............        21,000         28,000        (7,000)           (25)%
Average natural gas price ($/Mcf) ...........     $    1.71      $    2.07     $    (.36)           (17)%
Average NGLs price ($/gallon) ...............     $     .22      $     .27     $    (.05)           (19)%


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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Total operating revenues inclusive of natural gas and NGLs decreased 20% to $190.9 million in 1999 compared to $237.2 million in 1998. Natural gas revenues decreased 19% to $181.7 million in 1999 compared to $223.7 million in 1998 as the result of a 17% decrease in the average natural gas price to $1.71 per thousand cubic feet (Mcf) in 1999 from $2.07 per Mcf in 1998 and a decrease of 2% in natural gas throughput sold and marketed to 1,161 million cubic feet per day (MMcf/d) in 1999 compared to 1,182 MMcf/d in 1998.

     NGLs revenues decreased 32% to $9.1 million in 1999 compared to $13.5 million in 1998 as the result of a 25% decrease in gross NGLs production to 21,000 barrels per day (Bbls/d) in 1999 compared to 28,000 Bbls/d in 1998. This decrease resulted from a reduction in NGLs content in the natural gas delivered to the Company at the wellhead and from voluntarily bypassing significant volumes of lower liquid content gas due to depressed NGLs prices. Average NGLs price decreased 19% to $.22 per gallon in 1999 from $.27 per gallon in 1998.

     Cost of sales was $171.7 million, or 90% of operating revenues, in 1999 compared to $214.3 million, or 90% of operating revenues, in 1998. Cost of sales decreased as the result of a decrease in the average natural gas price and a decrease in natural gas marketed volumes offset by a 25% increase in natural gas throughput volumes.

     Gross margin (operating revenues less cost of sales, which includes only the direct cost of gas sold and does not include any related operating expenses) was $19.2 million, or 10% of operating revenues, in 1999 compared to $22.9 million, or 10% of operating revenues, in 1998. The $3.7 million decrease in gross margin is due to a decrease in off-system marketing results and a decrease in gross NGLs production and average NGLs price.

     Operating expenses decreased 5% to $5.1 million in 1999 compared to $5.4 million in 1998 as a result of a reduction in maintenance expenses on the gathering systems and plants.

     General and administrative expenses increased 50% to $7.1 million in 1999 compared to $4.7 million in 1998 due primarily to a $2 million restructuring charge and $.8 million of expenses related to the UtiliCorp stock buyback offer.

     Depreciation and amortization increased 4% to $6.8 million in 1999 compared to $6.5 million in 1998 primarily as the result of fixed asset additions on the Southeast Texas Pipeline System (SETPS) in recent periods.

     Interest and debt expenses increased 23% to $3.6 million in 1999 compared to $2.9 million in 1998 primarily as a result of increased borrowing on the revolvers, and a decrease in interest income due to reduced cash flow.

     Benefit (provision) in lieu of income tax expense remained at 35% in 1999 and 1998. The reduction in expense was a result of the loss recorded in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically generates significant cash from operations and expects such cash and borrowings to be its primary source of liquidity. The Company's primary uses of cash are capital expenditures, working capital requirements, dividends and debt repayment. The Company's historical additions to pipeline, property, plant and equipment were $ 5.1 million and $22.6 million for the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. Capital expenditures are expected to be approximately $15.1 million in 1999, excluding business acquisitions.

     The Company maintains revolving credit agreements (the Revolvers), as amended, of $118.0 million with Aquila Energy to provide funds for general corporate purposes. The available borrowings on the Revolvers at March 31, 1999 was $19.6 million with $98.4 million outstanding. The maturity dates on the Revolvers automatically renew in one year periods from each commitment period (the fourth quarter of any given year) unless Aquila Energy gives at least one year's notice not to renew from the commitment period. Currently, the maturity dates of the Revolvers are in the fourth quarter of 2000.

     The Company has two general corporate purpose loan agreements with Aquila Energy in the amounts of $50.0 million maturing in 2005 and $16.3 million maturing in 2006. At March 31, 1999, $50.0 million and $16.3 million were outstanding on the loan agreements. Each loan agreement requires the Company to maintain certain financial covenants and limits the activities of the Company in other ways. At March 31, 1999, the Company was in compliance with the covenants.

     The 8.29% Senior Notes issued in 1992 by Aquila Southwest Energy Corporation (Aquila Southwest), a subsidiary of the Company, require principal payments of $12.5 million annually. Such principal payments are expected to be made from cash flows from operations and borrowings. The 8.29% Senior Note purchase agreement has numerous covenants which affect the Company and Aquila Southwest. These covenants limit the ability to make dividend payments and incur debt, require maintenance of certain financial ratios and limit the activities of Aquila Southwest in other ways. Failure to maintain the required ratios may ultimately result in an acceleration of payments due. At March 31, 1999, $50.0 million was outstanding on the Senior Notes and the Company was in compliance with the covenants.

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

YEAR 2000 ISSUE

     The Company's systems as presently configured may not recognize the two-digit of "00" as the year 2000. This could cause systems to shut down or malfunction. In order to address potential year 2000 issues, UtiliCorp established a Year 2000 Project Office (Project Office) to coordinate efforts in its operating units to ensure that computer systems and applications will function properly beyond 1999.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.


      On November 12, 1998, shareholders of the Company filed four separate but identical suits in the Court of Chancery in Wilmington, Delaware against the Company, UtiliCorp and the members of the Company's board of directors. The suits were filed following UtiliCorp's announcement that it was proposing to offer $8.00 per share to purchase the 18% of the Company's common stock held by the public. UtiliCorp, through Aquila Energy Corporation, (Aquila Energy) owns approximately 82% of the Company's outstanding shares. On January 11, 1999, the actions were consolidated. By agreement of the parties, no response from the defendants in the suits has been filed. On April 16, 1999, plaintiffs filed an amended class action complaint, naming as defendants UtiliCorp, the Company, and members of the board of directors of the Company who are not unaffiliated directors. The amended complaint alleges that the price offered by UtiliCorp for shares of the Company is inadequate and constitutes unfair dealing. The amended complaint also alleges that UtiliCorp is using its position as a majority holder of Company common stock to prevent any auction or market check, and to engage in wrongful dealing and coercive conduct. Plaintiffs further allege that the
Schedule 14D-1 filed by UtiliCorp fails to disclose information which plaintiffs claim is material to the decision of the Company's public shareholders whether to tender. The amended complaint requests injunctive and other equitable relief, as well as damages.

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




                                             AQUILA GAS PIPELINE CORPORATION
                                                       (Registrant)




                                             /s/     F. Joseph Becraft
                                             -----------------------------------
Date:    May 10, 1999                  By:   F. Joseph Becraft
                                             Chief Executive Officer, President
                                             and Director



                                             /s/     John G. Pascador
                                             -----------------------------------
Date:    May 10, 1999                  By:   John G. Pascador
                                             Principal Accounting Officer

                                    EXHIBITS




                                                               Sequentially
    Exhibit                                                       Numbered
    Number                Description                               Page
    ------                -----------                               ----
    27                    Financial Data Schedule